Form 10-Q
period 1994-12-31
DAKA INTERNATIONAL INC
filed 1995-02-14
CIK 840826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.
                            FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended December 31, 1994

                                  OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.


For the transition period from __________ to __________


Commission file number 0-17229


                       DAKA INTERNATIONAL, INC.
          (Exact name of registrant as specified in its charter)

Delaware	                                              04-3024178
(State or other jurisdiction of	                        (I.R.S. Employer
incorporation or organization)	                     Identification No.)


One Corporate Place, 55 Ferncroft Road, Danvers, MA	           01923
(Address of principal executive offices)	              (Zip Code)


                            (508) 774-9115
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No


Number of shares of Common Stock, $.01 par value, outstanding at February 8, 1995: 4,089,321

                  PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

                      DAKA INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except  per share data)

                                       	December 31, 	   July 2,
 	                                          1994          1994
                                        (Unaudited)
ASSETS:
Current assets:
 Cash and equivalents    	              $  6,096        $  5,040
 Accounts and notes receivable, net 	     28,030      	   25,642
 Inventories 	                             8,524      	    7,730
 Prepaid expenses and other current
  assets 	                                 3,163      	    1,743
                                         -------         -------
    Total current assets 	                45,813          40,155
                                         -------         -------
Property and equipment, net               76,499          63,763
Investments in and advances
  to affiliates                              173              80
Other assets, net                         15,886          14,671
Deferred income taxes 	                      184             186
                                         -------         -------
                                       	$138,555        $118,855
                                         =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable              	        $ 20,173        $ 16,988
 Accrued expenses 	                       14,051          16,501
 Current portion of long-term debt           564      	    1,312
 Deferred income taxes 	                      76      	      85
                                         -------         -------
    Total current liabilities 	           34,864      	   34,886
                                         -------         -------

Long-term debt 	                          54,579      	   46,140
Other long-term liabilities                6,990      	    3,133
Minority interests                         1,812           1,916

Stockholders' equity:
Series A Preferred Stock, $.01 par
 value, authorized 1,000,000
 shares; 100,000 shares issued
 and outstanding at December 31,
 1994 and July 2, 1994 	                       1      	        1

Common Stock, $.01 par value;
 authorized 20,000,000 shares,
 issued and outstanding 4,089,172
 shares at December 31, 1994 and
 3,773,503 at July 2, 1994 	                  42      	       38

Capital in excess of par value 	          34,196          30,616
Retained earnings 	                        6,071      	    2,125
                                         -------         -------
    Total stockholders' equity 	          40,310      	   32,780
                                         -------         -------
 	                                      $138,555        $118,855
                                        ========        ========

See notes to consolidated financial statements.

                         DAKA INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except per share data)
                              (Unaudited)

        	                   Quarters Ended   	        Six Months Ended
        	              December      January        December      January
 	                     31, 1994      1, 1994        31, 1994      1, 1994
REVENUES:
Sales                  $ 74,572       $ 61,878      $137,455     $115,325
Management fees
 and franchising
 income                   2,584         2,918          4,712        5,157
                        -------       -------        -------      -------
 	                       77,156        64,796  	     142,167      120,482
                        -------       -------        -------      -------


COSTS AND EXPENSES:
Cost of sales and
 operating expenses      62,508        51,834        115,117       96,946
Selling, general and
 administrative
 expenses                 6,769         6,777         13,697       13,245
Depreciation and
 amortization             2,554         2,202  	       4,839        3,882
Interest expense          1,079   	       670  	       1,861  	     1,305
Interest income 	           (33)  	       (52) 	        (104) 	      (139)
Minority interests         (101)  	       (14)          (104)         131
                        -------       -------        -------      -------
                         72,776        61,417        135,306  	   115,370
                        -------       -------        -------      -------

Income before
 income taxes 	           4,380  	      3,379  	       6,861  	     5,112
Income tax expense        1,616         1,195          2,515        1,767
                        -------       -------        -------      -------
Net income 	              2,764         2,184  	       4,346  	     3,345
Preferred Stock
 dividend                   400           400            400          400
                        -------       -------        -------      -------
Net income
 available for
 Common Stockholders   $  2,364      $  1,784       $  3,946     $  2,945
 	 	                    =======       =======        =======      =======
EARNINGS PER SHARE:
Primary 	              $    .58      $    .46       $    .98     $    .76
Fully diluted 	        $    .36      $    .30       $    .58     $    .47

See notes to consolidated financial statements.

                        DAKA INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          Six months ended December 31, 1994 and January 1, 1994
                               (In thousands)
                                (Unaudited)

 	                                     December        January
                                       31, 1994        1, 1994
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income                            	$  4,346       	$  3,345
Adjustments to reconcile net
 income to net cash provided by
 (used in) operating activities:
 Depreciation and amortization 	          4,839    	      3,882
 Minority interests 	                      (104)      	     131
Change in assets and liabilities:
 Accounts and notes receivable 	         (2,388)        (17,656)
 Inventories 	                             (711)   	       (803)
 Other assets 	                          (2,553)   	     (3,252)
 Accounts payable and
  accrued expenses                         (290)           8,529
 Other long-term liabilities              3,856             (557)
                                       --------         --------
   Net cash provided by
    (used in) operating activities        6,995           (6,381)
                                       --------         --------


CASH FLOWS FROM
INVESTING ACTIVITIES:
Purchase of property and equipment 	    (16,406)   	      (2,983)
Proceeds from sale of
 property and equipment 	                   212    	           5
Investments in and
 advances to affiliates 	                  (93)
Cash paid for acquisitions,
 net of cash acquired of $12 and $142     (563)           (9,771)
                                      --------          --------
   Net cash used in
    investing activities 	             (16,850)          (12,749)
                                      --------          --------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Increase in line of credit 	            12,239      	      9,928
Payment of Preferred Stock dividend 	     (400)   	         (400)
Repayment of long-term debt 	           (1,038)   	       (1,063)
Other 	                                    110         	      30
   Net cash provided by
    financing activities     	          10,911             8,495
                                      --------          --------

Net increase (decrease) in
 cash and equivalents 	                  1,056           (10,635)

Cash and equivalents,
 beginning of period 	                   5,040            14,383
                                      --------          --------

Cash and equivalents, end of period  	$  6,096         	$  3,748
 	 	 	                                ========          ========

SUPPLEMENTAL CASH
FLOW DISCLOSURES:
Interest paid 	                       $  1,837          $  1,221
Taxes paid 	                             3,638         	   1,380

During the period ended December 31, 1994 the Company acquired equipment by entering into capital leases in the amount of $107.

See notes to consolidated financial statements.

                         DAKA INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     Six months ended December 31, 1994 and Years ended July 2, 1994 and June 26, 1993
                   (In thousands, except share data)



                                                           Retained     Total
            Preferred Stock     Common Stock     Capital   Earnings     Stock-
 	         Outstanding 	Par   Outstanding  Par 	In Excess (Accumalated	holders'
 	           Shares    Value   	Shares 	  Value   of Par    Deficit)  	Equity

Balance,
 June 26,
 1993 	     100,000   $ 1    3,730,395   $37   $30,443    $ (3,977)   $26,504

Employee stock
 options
 exercised 	 	 	                43,108     1       173                    174
Preferred Stock
 dividend  	                                                  (800)      (800)
Net income                                                   6,902      6,902
            -------   ---    ---------   ---   -------     -------    -------
Balance,
 July 2,
 1994 	     100,000   	 1    3,773,503    38    30,616       2,125     32,780

Employee stock
 options
 exercised 	 	                  14,254     1  	    109                    110
Preferred Stock
 dividend                                                     (400)      (400)
Shares issued
 upon conversion
 of certain
 Convertible
 Subordinated
 Notes, net 	 	                301,415     3  	  3,471                  3,474

Net income                                                   4,346      4,346
              -------  ---   ---------  ---     -------    -------    -------
Balance,
 December 31,
 1994 	       100,000  $ 1   4,089,172   $42    $34,196    $ 6,071    $40,310
              =======  ===   =========   ===    =======    =======    =======

See notes to consolidated financial statements.

                        DAKA INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         Six months ended December 31, 1994 and January 1, 1994
             (Dollars in thousands, except per share data)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of DAKA International, Inc. and its majority-controlled subsidiaries (the "Company"). Significant intercompany balances and transactions have been eliminated in consolidation.

Business

The Company, through its principal subsidiaries, Daka, Inc. ("Daka"), Fuddruckers, Inc. ("Fuddruckers") and Americana Dining Corporation ("ADC"), operates in the contract foodservice and restaurant industries. Daka provides restaurant style contract foodservice at numerous schools and colleges as well as a variety of other facilities. Fuddruckers owns, operates and franchises Fuddruckers restaurants. ADC, a majority controlled subsidiary acquired during fiscal 1994, owns and operates two restaurants in the Minneapolis area under the name "Champps Sports Cafe" pursuant to a license agreement from Champps Entertainment, Inc., licensor and franchisor of Champps restaurants.

Unaudited Interim Financial Statements

In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994. The consolidated results of operations for the quarter and six months ended December 31, 1994 are not necessarily indicative of results that could be expected for a full year.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to June 30th. For purposes of these notes to the consolidated financial statements, the fiscal years, and interim fiscal periods contained therein, ended July 2, 1994 and ending July 1, 1995 are referred to as 1994 and 1995, respectively. The six months ended December 31, 1994 include 26 weeks of operations while the six months ended January 1, 1994 included 27 weeks.

Classifications

Certain reclassifications have been made to the prior year's consolidated financial statements in order to conform to the 1995 presentation. Such reclassifications had no effect on previously reported results of operations.

Earnings Per Share

Primary earnings per share are computed using the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding. In addition to the inclusion of common and common equivalent shares, the calculation of fully diluted earnings per share includes the 2,222,222 shares issuable upon conversion of the Preferred Stock and the 2,094,418 shares issuable upon conversion of the remaining Convertible Subordinated Notes. Fully diluted earnings per share assume that the Preferred Stock and Notes were converted into Common Stock as of the beginning of the fiscal year and reflect the elimination of interest expense related to the Notes, net of the related income tax effect and the elimination of dividends related to the Preferred Stock.

The weighted average number of shares used in the computation of earnings per share for 1995 and 1994 are as follows:

                             Quarters Ended          Six Months Ended
                           December    January      December    January
                           31, 1994    1, 1994      31, 1994    1, 1994
Primary 	                  4,044       3,898        4,020      	3,892
Fully diluted 	            8,633       8,530        8,627       8,524

2. DEBT

In October 1994 Fuddruckers obtained a commitment for a $30 million sale leaseback financing facility from Franchise Finance Corporation of America, ("FFCA"). Pursuant to the terms of the facility, Fuddruckers will pay a commitment fee of 1.5% of the sale price of the property and will sell to and lease back from FFCA up to 25 Fuddruckers restaurants to be constructed, in which Fuddruckers has an ownership interest. The unused commitment expires on September 1, 1995. The leases provide for a fixed minimum rent plus additional rent based on a percentage of sales and provides for an initial lease term of 20 years with two 5 year renewal options. Terms and conditions of the leases are such that they do not meet the criteria for treatment as capital leases under Statement of Financial Accounting
Standards No. 13, "Accounting for Leases". At December 31, 1994 the entire commitment was available for use.

In December 1994 the Company amended its revolving line of credit which increases the Company's borrowing capacity from $35 million to $50 million, extends the maturity date to December 31, 1997 and amends certain loan covenants. At December 31, 1994 borrowings under the line of credit totaled $27.9 million.

In December 1994, $3.6 million of the Company's 7% Convertible Subordinated Debentures were converted into Common Stock by the holders of such notes. In connection with the conversion, the Company increased Stockholders Equity by $3.5 million net of related unamortized deferred debt issue costs.

3. SUBSEQUENT EVENTS

On February 8, 1995, Daka, through a newly formed 80% owned subsidiary, Daka Restaurants L.P. ("DRLP"), acquired substantially all of the assets and foodservice contracts comprising
ServiceMaster Management Services L.P.'s ("SMLP") educational foodservice business. SMLP owns a 20% limited partnership interest in DRLP. Daka, as the general partner, will be responsible for providing day-to-day management for the 110 contracts acquired which generate annual managed volume of approximately $80 million.

The purchase price of $10.3 million for certain assets and foodservice contracts was substantially all paid in cash at the closing. In addition, Daka purchased certain working capital assets such as cash on hand, inventory, accounts receivable and prepaid expenses, and assumed certain liabilities related to the acquired contracts. The purchase price of approximately $10 million for the working capital assets, less the liabilities assumed, will be paid to SMLP in cash on August 7, 1995.

In connection with the formation of the partnership between Daka and SMLP, the parties have entered into a Put/Call Agreement whereby SMLP may require that Daka purchase its limited partnership interest in DRLP anytime during the ten year term of the partnership for a purchase price equal to $2.6 million plus any net undistributed earnings of DRLP, and Daka may require SMLP to sell its limited partnership interest to Daka after the fifth anniversary of the formation of the partnership for a purchase price of 120% of $2.6 million and any net undistributed earnings of DRLP.

4. COMMITMENTS AND CONTINGENCIES

Litigation

In certain circumstances, where management and legal counsel believe that a loss has been incurred, the Company has recorded an estimate of such loss. The Company is also engaged in various other legal actions arising in the ordinary course of business which, in the opinion of management and legal counsel, the Company has adequate legal defenses or insurance coverage with respect to these actions and believes that the ultimate outcome will not have a material adverse affect on the Company's consolidated financial statements.

Letter of Credit

As of December 31, 1994, the Company has a $3 million letter of credit outstanding related to its workers compensation insurance program. The outstanding letter of credit reduces the Company's borrowing capacity under its line of credit agreement.

5. SEGMENT INFORMATION

The Company operates in the contract foodservice management and restaurant industry segments. The table below presents selected results of operations for these segments for the quarters and six months ended December 31, 1994 and January 1, 1994

 	                       Quarters Ended          Six Months Ended
 	                    December     January     December     January
 	                    31, 1994     1, 1994     31, 1994     1, 1994
Revenues:
Sales from profit
 and loss contracts 	 $ 47,094     $ 42,379    $ 81,857     $ 72,921
Management fees 	        1,483        1,703       2,598        2,946
Restaurant sales -
 Fuddruckers 	          25,594       19,499      51,925       42,404
Restaurant sales -
 Champps 	               1,884    	               3,673
Franchising income 	     1,101        1,215       2,114        2,211
                      --------     --------    --------     --------
  Total revenues 	    $ 77,156     $ 64,796    $142,167     $120,482
                      ========     ========    ========     ========


Foodservice Segment:
Sales from profit and
 loss contracts       $ 47,094     $ 42,379    $ 81,857     $ 72,921
Operating expenses:
 Labor costs 	          15,640       14,422      27,360       25,427
 Product costs 	        16,631       15,174      28,663       25,547
 Other operating
  expenses               7,207        5,754      12,941       10,787
 Depreciation and
  amortization 	         1,006          922       1,853        1,561
                      --------     --------    --------     --------
Income from profit
 and loss contracts 	    6,610        6,107      11,040        9,599
Management fees 	        1,483    	   1,703       2,598        2,946
                      --------     --------    --------     --------
Income from foodservice
 operations 	            8,093        7,810      13,638       12,545
                      --------     --------    --------     --------

Fuddruckers Segment:
Sales from restaurant
 operations 	           25,594       19,499      51,925       42,404
Operating expenses:
 Labor costs 	           7,623        5,750      15,081       12,342
 Product costs 	         7,038        5,464      14,302       11,815
 Other operating
  expenses               6,844        5,270      13,770       11,028
 Depreciation and
  amortization 	         1,270        1,079       2,444        1,982
                      --------     --------    --------     --------
Income from restaurant
 operations 	            2,819        1,936       6,328        5,237
Franchising income 	     1,101        1,215       2,114        2,211
                      --------     --------    --------     --------
Income from restaurant
 and franchising
 operations              3,920        3,151       8,442        7,448
                      --------     --------    --------     --------

Champps Segment:
Sales from restaurant
 operations 	            1,884     	              3,673
Operating expenses:
 Labor costs 	             624     	              1,239
 Product costs 	           548                    1,069
 Other operating
  expenses                 353                      692
 Depreciation and
  amortization 	            65                      128
                      --------                 --------
Operating contribution 	   294     	                545
                      --------                 --------
Income from operations
 before selling, general and
 administrative
 expenses               12,307       10,961      22,625       19,993
                      --------     --------    --------     --------
Selling, general and
 administrative expenses:
 Foodservice segment 	   1,726        1,913       4,196        3,610
 Restaurant segment 	    1,964        1,813       4,042        3,413
 Corporate (1)<F1>       3,144        3,252       5,599        6,561
 Champps 	                 148                      274
                      --------     --------    --------     --------
  Total 	                6,982        6,978      14,111       13,584
                      --------     --------    --------     --------

Operating income 	      5,325        3,983        8,514        6,409

Interest expense 	      1,079          670        1,861        1,305
Interest income  	        (33)         (52)        (104)        (139)
Minority interests	      (101)         (14)        (104)         131
                      --------     --------     --------     --------
Income before
 income taxes 	         4,380        3,379        6,861        5,112
Income taxes 	          1,616    	   1,195        2,515        1,767
Net income 	         $  2,764    	$  2,184     $  4,346     $  3,345
                     ========     ========     ========     ========

<F1>
(1) Includes depreciation expense of $213, $201, $414 and $339 in the quarters and six months ended December 31, 1994 and January 1, 1994, respectively.

ITEM 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

RESULTS OF OPERATIONS

Summary

Net income for the quarter ended December 31, 1994 increased 27% to $2.8 million on revenues of $77.2 million as compared to net income of $2.2 million on revenues of $64.8 million for the quarter ended January 1, 1994. Fully diluted earnings per share increased 20% to $0.36 for the quarter compared to $0.30 for the comparable quarter of last year.

Net income for the six month period ended December 31, 1994 increased 30% to $4.3 million on revenues of $142.2 million as compared to net income of $3.3 million on revenues of $120.5 million for the period ended January 1, 1994. Fully diluted earnings per share increased 23% to $0.58 during the six months ended December 31, 1994 compared to $0.47 for the comparable period of last year.

Foodservice Segment

The following table sets forth, for the periods presented, certain financial information for the foodservice segment. For further information regarding the foodservice segment, see Note
5 of Notes to Consolidated Financial Statements.

 	                         Quarters Ended          Six Months Ended
 	                      December     January     December     January
                        31, 1994     1, 1994     31, 1994     1, 1994
Sales from profit and
 loss contracts 	          100.0%       100.0%      100.0%       100.0%
Operating expenses:
 Labor costs               (33.2)       (34.0)      (33.4)       (34.9)
 Product costs	            (35.3)       (35.8)      (35.0)       (35.0)
 Other operating
  expenses 	               (15.3)       (13.6)      (15.8)       (14.8)
 Depreciation and
  amortization 	            (2.2)        (2.2)       (2.3)        (2.1)
                        --------     --------    --------     --------
Income from profit
 and loss contracts 	       14.0%        14.4%       13.5%        13.2%
                        ========     ========    ========     ========

Total foodservice
 revenues               $ 48,577     $ 44,082    $ 84,455     $ 75,867
                        ========     ========    ========     ========
Managed volume:
 Management fee
  contracts             $ 28,996     $ 31,443    $ 50,124     $ 53,984
 Profit and loss
  contracts               47,094       42,379      81,857       72,921
                        --------     --------    --------     --------
   Total managed
    volume              $ 76,090     $ 73,822    $131,981     $126,905
                        ========     ========    ========     ========
Income from foodservice
 operations 	           $  8,093     $  7,810    $ 13,638     $ 12,545
                        ========     ========    ========     ========

Income from foodservice
 operations as a percentage
 of managed volume:
 Management fee contracts  	5.1%   	     5.4%      	 5.2%         5.5%
 Profit and loss contracts 14.0%        14.4%      	13.5%        13.2%

Income from foodservice
 operations as
 a percentage of total
 managed volume 	          10.6%   	    10.6%      	10.3%         9.9%

Income from foodservice
 operations as
 a percentage of
 foodservice revenues 	    16.7%   	    17.7% 	     16.1%        16.5%

Income from foodservice operations increased 4% to $8.1 million in the quarter ended December 31, 1994 as compared to $7.8 million in the comparable quarter of last year. For the six month period ended December 31, 1994, income from foodservice operations increased 9% to $13.6 million compared to $12.5 million in the comparable period of last year.

Total revenues in the foodservice segment for the quarter and six months ended December 31, 1994 increased $4.5 million or 10% and $8.6 million or 11%, respectively, as compared to the comparable periods in fiscal 1994. These increases included the impact of 26 new contracts sold in fiscal 1994, 8 new contracts sold in fiscal 1995 and 16 contracts acquired in fiscal 1995, together with a 5% increase in sales at existing locations for the six month period ended December 31, 1994, offset, partially, by certain contracts lost and one less week of operations during the six month period. Overall, income from profit and loss contracts increased as a percentage of sales from profit and loss contracts during both the quarter and six month period ended December 31, 1994 as compared to the comparable period of last year. The increase is due to the continued emphasis on managing labor and product costs. Improvements in these areas were partially offset by higher operating costs at two new large contracts.

Restaurant Segment - Fuddruckers

The following table sets forth, for the periods presented, certain financial information for the Fuddruckers segment. For further information regarding the Fuddruckers segment, see Note 5 of Notes to Consolidated Financial Statements.

 	                             Quarters Ended 	      Six Months Ended
 	                         December     January      December     January
 	                         31, 1994 	   1, 1994 	    31, 1994     1, 1994
Sales from Fuddruckers-
 owned restaurants: 	         100.0%       100.0%        100.0%       100.0%
Operating expenses:
 Labor costs 	                (29.8)       (29.5)   	    (29.1)      	(29.1)
 Product costs 	              (27.5)       (28.0)     	  (27.5)      	(27.8)
 Other operating expenses 	   (26.7)       (27.1)   	    (26.5)       (26.0)
 Depreciation and
 amortization                  (5.0)        (5.5)         (4.7)        (4.7)
                            --------     --------      --------     --------
Income from restaurant
 operations 	                  11.0%         9.9%         12.2%        12.4%
                            ========     ========      ========     ========

Restaurant sales 	          $ 25,594     $ 19,499    	 $ 51,925     $ 42,404
                            ========     ========      ========     ========

Income from restaurant
 operations 	               $  2,819     $  1,936      $  6,328     $  5,237
Franchising income 	           1,101        1,215    	    2,114        2,211
                            --------     --------      --------     --------
Income from restaurant
 and franchising operations $  3,920     $  3,151      $  8,442     $  7,448
                            ========     ========      ========     ========

Number of restaurants
 (end of period):
  Fuddruckers-owned 	 	 	                                    79      	    62
  Franchised 	 	 	                                           76      	    84
                                                       --------     --------
    Total restaurants 	 	 	                                 155      	   146
                                                       ========     ========

Sales in Fuddruckers-owned restaurants increased $6.1 million or 31% during the quarter ended December 31, 1994 compared to the quarter ended January 1, 1994. This increase is due to a combination of $3.6 million of sales at 12 restaurants acquired from franchisees during the second half of fiscal 1994, a 3% increase in comparable restaurant sales, $2.5 million of sales at 8 new restaurants opened after the first quarter of last year, offset, in part, by a $.5 million decrease in sales resulting from the closing of two restaurants.

Sales in Fuddruckers-owned restaurants increased $9.5 million or 22% during the six months ended December 31, 1994 compared to the comparable period last year. This increase is due to a combination of $7.4 million of sales at 12 restaurants acquired from franchisees during the second half of fiscal 1994, a 2% increase in comparable restaurant sales, $4.1 million of sales at 8 new restaurants opened after the first quarter of last year, offset, in part, by a $.8 million decrease in sales resulting from the closing of two restaurants and one less week of operations during the first six months of fiscal 1995 as compared to fiscal 1994.

Income from restaurant and franchise operations increased to $3.9 million and $8.4 million for the three and six month periods ended December 31, 1994 as compared to $3.2 million and $7.4 million during the comparable three and six month periods of last year despite one less week of operations during the first six months of fiscal year 1995. Income from restaurant operations as a percentage of sales from Fuddruckers-owned restaurants increased by 1.1% during the quarter ended December 31, 1994 as compared to last year, and remained relatively flat during the six month period ended December 31, 1994 as compared to last year.

Restaurant Segment - Champps

The following table sets forth certain financial information for the Champps segment. Comparable data for Champps is not available as the restaurants were acquired on March 29, 1994.

                                      Quarter Ended     Six Months Ended
 	                                      December 	          December
 	                                      31, 1994 	          31, 1994
Sales from Champps restaurants 	           100.0%    	         100.0%
Operating expenses:
 Labor costs 	                             (33.1)   	          (33.7)
 Product costs 	                           (29.1)              (29.1)
 Other operating expenses 	                (18.7)     	        (18.9)
 Depreciation and amortization 	            (3.5)               (3.5)
                                         --------            --------
Income from restaurant operations 	         15.6%   	           14.8%
                                         ========            ========
Restaurant sales 	                       $  1,884            $  3,673
                                         ========            ========
Income from restaurant operations 	      $    294            $    545
                                         ========            ========
Number of restaurants 	 	                                           2
                                                             ========

Selling, General and Administrative Expenses

Selling, general and administrative expenses at $7.0 million for the quarter ended December 31, 1994 were flat compared to the quarter ended January 1, 1994. For the six month period ended December 31, 1994, selling, general and administrative expenses increased $.5 million to $14.1 million compared to $13.6 million in the comparable period of last year. Selling, general and administrative expenses as a percentage of managed volume, which includes managed volume in the foodservice segment as well as sales at Company-owned Fuddruckers and Champps restaurants, decreased to 6.7% and 7.5% during the three and six month periods ended December 31, 1994 as compared to 7.5% and 8.0% in the comparable periods of last year.

Interest Expense

Interest expense increased $.4 million to $1.1 million during the quarter and increased $.6 million to $1.9 million during the six month period ended December 31, 1994 compared to comparable periods of last year. The increase is a result of an overall higher level of debt due to borrowings under the Company's line of credit which were used to fund capital expenditures in both the foodservice and Fuddruckers segments, higher interest rates and a premium paid to holders of convertible notes.

Income Taxes

The Company's effective tax rate increased to 36.9% for the three months ended December 31, 1994 as compared to 35.4% for the comparable period of last year and 36.7% for the six months ended December 31, 1994 as compared to 34.6% for the comparable period of last year. The increase was primarily due to higher pretax income combined with the fact that the amount of net operating loss carryforward which can be utilized is fixed at $1.1 million per year, thereby diluting the effect of the net operating loss carryforward as a percentage of pretax income.

Earnings Per Share

During the quarter primary earnings per share increased 26% as compared to last year and for six months primary earnings per share increased 29% while fully diluted earnings per share increased 20% and 23% compared to last year for the three and six month periods respectively due to increased net income.

FINANCIAL CONDITION

Working capital amounted to $10.9 million at December 31, 1994, an increase of $5.6 million, compared to working capital of $5.3 million at July 2, 1994. As of December 31, 1994 the Company had approximately $19.1 million of available borrowing capacity remaining on its line of credit. Subsequent to December 31, 1994 the Company used approximately $10.1 million of its borrowing capacity to fund the acquisition described in Note 3 to the Consolidated Financial Statements.

Capital expenditures for the six month period ended December 31, 1994 aggregated approximately $16.6 million. Such expenditures included the construction of new Fuddruckers restaurants, upgrades at existing restaurants and improvements at facilities of foodservice clients. The Company plans to build up to 25 new Fuddruckers-owned restaurants during fiscal 1995 and to continue to reorient facilities of foodservice clients to a more retail restaurant environment.

The Company believes that the remaining borrowing capacity of approximately $9 million under its line of credit agreement and the $30 million sale leaseback facility with FFCA will provide sufficient liquidity to meet its obligations on a timely basis and to fund capital expenditures for the foreseeable future.

                     PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

(a)	  Exhibits
	  10.15	First Amendment Agreement dated as of December 30,
         1994 among DAKA International, Inc. and the
         Chase Manhattan Bank, N.A.

	  11    Computation Regarding Per Share Earnings

(b)   Reports on Form 8-K
	        The Company expects to file Form 8-K, with respect to the acquisition described in Note 3 to the Consolidated Financial Statements, on or before February 23, 1995.


                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DAKA International, Inc.
                                       (Registrant)


		                                     By: /s/Michael A. Woodhouse
                                          --------------------------
 				                                     Michael A. Woodhouse
				                                      Senior Vice President, Chief
                                          Financial Officer and Treasurer




Date:  February 13, 1995