Form 10-Q/A
DAKA INTERNATIONAL INC
filed 1995-03-29
CIK 840826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.
                                    FORM 10-Q/A


QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended December 31, 1994


Commission file number 0-17229


                          DAKA INTERNATIONAL, INC.
          (Exact name of registrant as specified in its charter)

Delaware                                                    04-3024178
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                     Identification No.)


One Corporate Place, 55 Ferncroft Road, Danvers, MA              01923
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

                               DAKA INTERNATIONAL, INC.
                               (Registrant)


                               By:/s/Michael A. Woodhouse
                                  -----------------------
                                  Michael A. Woodhouse
                                  Senior Vice President, Chief
                                  Financial Officer and Treasurer



Date: March 29, 1995