Form 10-Q
period 1995-04-01
DAKA INTERNATIONAL INC
filed 1995-05-16
CIK 840826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.

                                   FORM 10-Q




(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended April 1, 1995

                                     OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________


Commission file number 0-17229

                        DAKA INTERNATIONAL, INC.
         (Exact name of registrant as specified in its charter)

Delaware	                                                        04-3024178
(State or other jurisdiction of	                           (I.R.S. Employer
incorporation or organization)	                         Identification No.)


One Corporate Place, 55 Ferncroft Road, Danvers,MA	                   01923
(Address of principal executive offices)	                        (Zip Code)

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


Number of shares of Common Stock, $.01 par value, outstanding at May 2, 1995: 4,473,548.

                    PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

                        DAKA INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS
              (Dollars in thousands, except  per share data)

                                             April 1, 	     July 2,
                                         	     1995     	    1994
                                            (Unaudited)
ASSETS:
Current assets:
 Cash and equivalents 	                      $   12,575    	$    5,040
 Accounts and notes receivable, net 	            37,575  	      25,642
 Inventories 	                                   10,458         	7,730
 Prepaid expenses and other current assets 	      3,720    	     1,743
                                             ----------     ----------
  Total current assets 	                         64,328    	    40,155
                                             ----------     ----------

Property and equipment, net 	                    78,792        	63,763
Investments in and advances to affiliates 	         162            	80
Other assets, net                               	27,065        	14,671
Deferred income taxes 	                             184            186
                                             ----------     ----------
                                             $  170,531    	$  118,855
                                             ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable 	                          $   17,327    	$   16,988
 Accrued expenses 	                              19,081        	16,501
 Current portion of long-term debt                 	619         	1,312
 Deferred purchase price                        	10,227
 Deferred income taxes 	                             76             85
                                             ----------     ----------
  Total current liabilities                	     47,330     	   34,886
                                             ----------     ----------

Long-term debt                                  	69,457        	46,140
Other long-term liabilities                      	8,500         	3,133
Minority interests 	                              2,744         	1,916

Stockholders' equity:
Series A Preferred Stock, $.01 par value,
 authorized 1,000,000 shares; 100,000 shares
 issued and outstanding at April 1, 1995
 and July 2, 1994 	                                   1           	  1

Common Stock, $.01 par value; authorized
 20,000,000 shares, issued and outstanding
 4,093,923 shares at April 1, 1995 and
 3,773,503 at July 2, 1994 	                         42   	         38
Capital in excess of par value 	                 34,247        	30,616
Retained earnings 	                               8,210    	     2,125
                                             ----------     ----------
  Total stockholders' equity 	                   42,500     	   32,780
                                             ----------     ----------
                                             $  170,531     $  118,855
                                             ==========     ==========

See notes to consolidated financial statements.

                         DAKA INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                               (Unaudited)

                           	    Quarters Ended   	   	  Nine Months Ended
                            	April 1, 	 	April 2, 	 	 April 1, 	 	  April 2,
                               1995  	   	 1994  	 	    1995  	 	     1994
Revenues:
 Sales 	                     $  83,693  	$  61,055   	$ 221,148  	  $ 176,380
 Management fees and
  franchising income 	           2,714  	    2,742   	    7,426	        7,899
                             ---------   ---------    ---------     ---------
	                               86,407 	    63,797   	  228,574  	    184,279
                             ---------   ---------    ---------     ---------
Costs and expenses:
 Cost of sales and
  operating expenses 	          71,483     	51,736   	 	186,600  	   	148,682
 Selling, general and
  administrative expenses       	7,699  	   	6,596    	 	21,396     	 	19,841
 Depreciation and amortization 	 2,796    	 	2,216      		7,635     	  	6,098
 Interest expense               	1,097   	    	686     	 	2,958     	  	1,991
 Interest income                  	(92)  	    	(57)  	 	   (196)    	   	(196)
 Minority interests 	               13   	 	    15  	       (91)  	       146
                             ---------    ---------    ---------    ---------
                           	    82,996  	    61,192   	  218,302 	    176,562
                             ---------    ---------    ---------    ---------

Income before income taxes      	3,411     	 	2,605     		10,272     	 	7,717
Income tax expense 	             1,272          941  	 	   3,787        2,708
                             ---------    ---------    ---------    ---------
Net income 	                     2,139   	   	1,664   	   	6,485     	 	5,009
Preferred Stock dividend 	                  	 	              400   	 	    400
                             ---------    ---------    ---------    ---------
Net income available for
 Common Stockholders 	       $   2,139   	$   1,664   	$   6,085   	$   4,609
                             =========    =========    =========    =========

Earnings per share:
 Primary 	                   $   0.49    	$    0.42   	$    1.47 	 	$    1.18
 Fully diluted              	$   0.28  	 	$    0.23 	 	$    0.85 	 	$    0.70

See notes to consolidated financial statements.

                          DAKA INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
           Nine months ended April 1, 1995 and April 2, 1994
                            (In thousands)
                              (Unaudited)

                                                  	April 1, 	 	April 2,
                                                   	 1995  	 	   1994
Cash flows from operating activities:
Net income 	                                       $   6,485   $   5,009
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                        	7,635    	 	6,098
 Minority interests                                     	(91)     	 	146
Change in assets and liabilities:
 Accounts and notes receivable                       	(3,511)   	(16,938)
 Inventories                                         	(1,000)  	 	(1,492)
 Other assets 	                                       (3,866)  	 	(1,091)
 Accounts payable and accrued expenses 	                 553   	  14,962
 Other long-term liabilities 	                         5,366         (64)
                                                    --------    --------
  Net cash provided by operating activities 	         11,571       6,630

Cash flows from investing activities:
Purchase of property and equipment                  	(22,700)   		(7,992)
Proceeds from sale of property and equipment            	244      	 	101
Investments in and advances to affiliates               	(82)   		(3,010)
Cash paid for acquisitions, net of cash
 acquired of $175 and $142 	                         (11,297)    (10,804)
                                                     --------    --------
  Net cash used in investing activities: 	           (33,835)  	 (21,705)

Cash flows from financing activities:
Increase in line of credit 	                          26,700    	 	9,269
Proceeds from sale leaseback facility 	                4,540
Payment of Preferred Stock dividend                    	(400)   		  (400)
Repayment of long-term debt 	                         (1,202)    	 	(948)
Other 	                                                  161          90
                                                    --------    --------
  Net cash provided by financing activities 	         29,799       8,011
                                                    --------    --------

Net increase (decrease) in cash and equivalents       	7,535   	 	(7,064)

Cash and equivalents, beginning of period 	            5,040      14,383
                                                    --------    --------
Cash and equivalents, end of period 	               $ 12,575   	$  7,319
                                                    ========    ========

Supplemental cash flow disclosures:
Interest paid 	                                     $  3,627 	 	$  2,375
Taxes paid                                            	5,693    	 	1,198

During the periods ended April 1, 1995 and April 2,
1994 the Company acquired equipment by entering into capital leases in the amount of $743 and $1,674, respectively.

See notes to consolidated financial statements.

                          DAKA INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             Nine months ended April 1, 1995 and Years ended
                    July 2, 1994 and June 26, 1993
                   (In thousands, except share data)

                                           	 	 	  	 	 			Retained     Total
            Preferred Stock   Common Stock 	   Capital 	 Earnings 	 	 Stock-
           Outstanding  Par	Outstanding  Par  In Excess (Accumulated  holders'
              Shares 	Value  	Shares 	 Value  	of Par    	Deficit) 	 	Equity
Balance, June
 26, 1993 	  100,000  	$ 1   3,730,395 	$37  	 $30,443  	$ (3,977)   $26,504

Employee stock
 options exercised 	 	 	 	      43,108  	 1  	 	   173  	 	 	 	          174
Preferred Stock
 dividend   	 	 	 	 	 	 	 	                                	(800)    	 	(800)
Net income 	             	       	 	              	 	      6,902       6,902
             -------   ---   ---------  ---   --------   -------     -------
Balance, July
 2, 1994 	   100,000    	1  	3,773,503  	38  	 	30,616  	 	2,125    	 32,780

Employee stock
 options exercised 	 	       		 19,005  	 1    	 	 160  	          	 	 	 161
Preferred Stock
 dividend 	 	 	 	 	 	 	 	 	                                 (400)     		(400)
Shares issued
 upon conversion
 of certain
 Convertible
 Subordinated
 Notes, net 	 	 	 	            301,415    3  	 	 3,471  	 	 	       	  3,474
Net income 	               	        	 	                    6,485    	 	6,485
             -------   ---   ---------  ---   --------   -------     -------
Balance, April
 1, 1995 	   100,000  	$ 1  	4,093,923  $42  		$34,247  	$ 8,210    	$42,500
             =======   ===   =========  ===   ========   =======     =======

See notes to consolidated financial statements.

                         DAKA INTERNATIONAL, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Nine months ended April 1, 1995 and April 2, 1994
                  (In thousands, except per share data)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of DAKA International, Inc. (the
"Company") and its majority-controlled subsidiaries.
Significant intercompany balances and transactions have been eliminated in consolidation.

Business

The Company's principal subsidiaries, Daka, Inc.
("Daka"), Fuddruckers, Inc. ("Fuddruckers") and Americana Dining Corporation ("ADC"), operate in the contract foodservice and restaurant industries. Daka provides restaurant style contract foodservice at numerous schools and colleges as well as a variety of other facilities. Fuddruckers owns, operates and franchises Fuddruckers restaurants. ADC, a majority controlled subsidiary acquired during fiscal 1994, owns and operates two restaurants in the Minneapolis area under the name "Champps Sports Cafe" pursuant to a license agreement from Champps Entertainment, Inc., licensor and franchisor of Champps restaurants.

Unaudited Interim Financial Statements

In the opinion of management, the consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994. The consolidated results of operations for the quarter and nine months ended April 1, 1995 are not necessarily indicative of results that could be expected for a full year.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to June 30th. For purposes of these notes to the consolidated financial statements, the fiscal years, and interim fiscal periods contained therein, ending July 1, 1995 and ended July 2, 1994 are referred to as 1995 and 1994, respectively.
The nine months ended April 1, 1995 include 39 weeks of operations while the nine months ended April 2, 1994 included 40 weeks.

Classifications

Certain reclassifications have been made to the prior year's consolidated financial statements in order to conform to the 1995 presentation. Such reclassifications had no effect on previously reported results of operations.
<Body Text>

Earnings Per Share

Primary earnings per share are computed using the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding. In addition to the inclusion of common and common equivalent shares, the calculation of fully diluted earnings per share includes the 2,222 shares issuable upon conversion of the Preferred Stock and the 2,094 shares issuable upon conversion of the remaining Convertible Subordinated Notes. Fully diluted earnings per share assume that the Preferred Stock and Notes were converted into Common Stock as of the beginning of the fiscal year and reflect the elimination of interest expense related to the Notes, net of the related income tax effect and the elimination of dividends related to the Preferred Stock.

The weighted average number of shares used in the computation of earnings per share for 1995 and 1994 are as follows:

                                    	Quarters Ended 		   Nine Months Ended
                                   April 1,  	April 2,  	April 1,  	April 2,
                                    1995        1994       1995       1994
Primary                           	4,360     	3,939      	4,147     	3,902
Fully diluted                     	8,715     	8,557      	8,693     	8,532

2.  Acquisition

On February 8, 1995, Daka acquired an 80.01% general partnership interest in a newly formed limited partnership, Daka Restaurants, L.P. ("DRLP"), for cash of $10.1 million. Also on February 8, 1995, DRLP acquired substantially all of the assets and foodservice contracts comprising the education foodservice business of ServiceMaster Management Services L.P. ("SMMSLP") in exchange for a cash payment of $10.1 million, the assumption of $200 thousand of liabilities and the issuance of a 19.99% limited partnership interest in DRLP to SMMSLP. In addition, DRLP acquired certain current assets such as cash on hand, inventory, accounts receivable and prepaid expenses, and assumed certain liabilities related to the acquired contracts. The purchase price for the current assets acquired of $10.2 million, subject to adjustment, will be paid by DRLP to SMMSLP in cash on August 7, 1995. The Company has guaranteed the August 7, 1995 payment to be made by DRLP.

In connection with the acquisition by DRLP, the
Company and SMMSLP have entered into a Put/Call Agreement whereby SMMSLP may require that the Company purchase its limited partnership interest in DRLP anytime during the ten year term of the partnership for a purchase price equal to $2.6 million plus
any net undistributed earnings of DRLP.   In addition, the
Company may require SMMSLP to sell its limited partnership interest to the Company for a purchase price of 120% of the sum of (i) $2.6 million and (ii) SMMSLP's portion of any net undistributed earnings of DRLP.

The following unaudited proforma results of operations for the nine months ended April 1, 1995 assume that the acquisition described above occurred at the beginning of fiscal 1994. In addition to combining the historical results of operations, the proforma amounts shown include adjustments for the estimated effect of depreciation, amortization and interest expense associated with such acquisition. The acquisition described above has been accounted for using the purchase method of accounting.

The proforma information below does not purport to be indicative of the results of operations that would have actually been achieved if the acquisition described above had actually been consummated as of the beginning of fiscal 1994. In addition, the proforma information below does not purport to be indicative of the results of operations which may be achieved in the future.

                                               1995  	     1994
                                                 	(Unaudited)
Revenues                                    	275,546      237,438
Net income                                    	6,737       	5,138

Earnings per share:
Primary 	                                       1.62        	1.32
Fully diluted                                  	0.88        	0.72

3.  Debt

In October 1994 Fuddruckers obtained a commitment for a $30 million sale leaseback financing facility from Franchise Finance Corporation of America, ("FFCA"). Pursuant to the terms of the facility, Fuddruckers will sell to and lease back from FFCA up to 25 Fuddruckers restaurants to be constructed and will pay a commitment fee of 1.5% of the sale price of each restaurant sold to FFCA. The unused commitment expires on September 1, 1995. The leases provide for a fixed minimum rent plus additional rent based on a percentage of sales and provides for an initial lease term of 20 years with two 5 year renewal options. Terms and conditions of the leases are such that they do not meet the criteria for treatment as capital leases under Statement of Financial Accounting Standards No. 13, "Accounting for Leases". As of April 1, 1995, $ 25.5 million of the commitment was available for use.

In March 1995 the Company amended its revolving line of credit agreement, increasing the Company's borrowing capacity from $50 million to $75 million. In December 1994 the Company amended its revolving line of credit agreement increasing the Company's borrowing capacity from $35 million to $50 million and extended the maturity date to December 31, 1997. As of April 1, 1995 borrowings under the line of credit totaled $42.4 million.

In December 1994, $3.6 million of the Company's 7%
Convertible Subordinated Debentures were converted into Common Stock by the holders of such notes. In connection with the conversion, the Company increased Stockholders Equity by $3.5 million net of related unamortized deferred debt issue costs. Subsequent to April 1, 1995 an additional $4.5 million of the Company's 7% Convertible Subordinated Debentures were converted into Common Stock by the holders of such notes.

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

Letters of Credit

As of April 1, 1995, the Company has approximately $6 million of outstanding letters of credit. The outstanding letters of credit reduce the Company's borrowing capacity under its line of credit agreement

5.  Segment Information

The Company operates in the contract foodservice
management and restaurant industry segments.  The table below presents selected results of operations for these segments for the quarters and nine months ended April 1, 1995 and April 2,
1994

                                  Quarters Ended  	 	 		Nine Months Ended
                              	April 1, 	 	April 2, 	 	April 1, 	 	April 2,
	                                1995   	  	 1994   	 	  1995    	 	 1994
Revenues:
Sales from profit and
 loss contracts 	             $ 54,006	 	 $ 40,106   	$135,863   	$113,027
Management fees                 	1,536    	 	1,876    	 	4,134     		4,822
Restaurant sales-Fuddruckers 	  27,822     	20,949   	 	79,747   	 	63,353
Restaurant sales - Champps      	1,865    	 	         	 	5,538
Franchising income 	             1,178         866  	    3,292       3,077
                              --------    --------    --------    --------
 Total revenues 	             $ 86,407    $ 63,797   	$228,574    $184,279
                              ========    ========    ========    ========

Foodservice Segment:
Sales from profit and
 loss contracts 	             $ 54,006   	$ 40,106   	$135,863   $113,027
Operating expenses:
 Labor costs 	                  18,688   	 	13,537   	 	46,048   		38,964
 Product costs 	                19,919   	 	14,392   	 	48,582   		39,939
 Other operating expenses       	8,385    	 	6,624    		21,326    	17,411
 Depreciation and amortization 	 1,223       1,031       3,076      2,592
                              --------    --------    --------   --------
Income from profit and
 loss contracts                 	5,791       4,522   	 	16,831  	 	14,121
Management fees 	                1,536       1,876       4,134      4,822
                              --------    --------    --------   --------
Income from foodservice
 operations 	                    7,327       6,398      20,965     18,943
                              --------    --------    --------   --------

                                Quarters Ended 				    Nine Months Ended
                             	April 1, 	 	April 2, 		 April 1, 	 	April 2,
	                               1995   	 	  1994   		   1995   	  	 1994
Fuddruckers Segment:
Sales from restaurant
 operations 	                  27,822    		20,949    		79,747    		63,353
Operating expenses:
 Labor costs                   	8,154    	 	6,014   	 	23,235    		18,356
 Product costs                 	7,712    	 	5,770    		22,014    		17,585
 Other operating expenses      	7,129    	 	5,399    		20,899   	 	16,427
 Depreciation and amortization 	1,322    	    998       3,766       2,980
                              -------     -------     -------     -------
Income from restaurant
 operations 	                   3,505    	 	2,768    	 	9,833    	 	8,005
Franchising income 	            1,178         866       3,292	      3,077
                              -------     -------     -------     -------
Income from restaurant and
 franchising operations 	       4,683    	  3,634    	 13,125	     11,082
                              -------     -------     -------     -------
Champps Segment:
Sales from restaurant
 operations 	                   1,865             	 	 		5,538
Operating expenses:
 Labor costs 	                    638    	         	 	 	1,877
 Product costs                   	545    	         	 	 	1,614
 Other operating expenses        	313            	 	 	 	1,005
 Depreciation and amortization 	   41    	 	  	 	         169
                              -------                 -------
Operating contribution 	          328    	   	 	 	        873
                              -------                 -------
Income from operations before
 selling, general and
 administrative expenses 	     12,338    	 10,032   	 	34,963      30,025
                              -------     -------     -------     -------

Selling, general and
 administrative expenses:
 Foodservice segment           	2,103    	 	2,063    	 	6,299   	  	5,673
 Restaurant segment            	2,152    	 	1,441    	 	6,194   	  	4,854
 Corporate (1) 	                3,441    	 	3,279    	 	9,040     		9,840
 Champps 	                        213    	 	              487
                              -------     -------     -------     -------
  Total 	                       7,909       6,783	 	   22,020      20,367
                              -------     -------     -------     -------

Operating income 	              4,429    	 	3,249   	 	12,943   	  	9,658

Interest expense 	              1,097    	   	686    	 	2,958     		1,991
Interest income                  	(92)     	 	(57)    	 	(196)     		(196)
Minority interests 	               13          15         (91)        146
                              -------     -------     -------     -------
Income before income taxes     	3,411    	 	2,605    		10,272    	 	7,717
Income taxes 	                  1,272         941 	     3,787       2,708
                              -------     -------     -------     -------
Net income 	                  $ 2,139  	 	$ 1,664  	 	$ 6,485  	 	$ 5,009
                              =======     =======     =======     =======

(1)	Includes depreciation expense of $210, $187, $624 and $526
in the quarters and nine months ended April 1, 1995 and April
2, 1994, respectively.

ITEM 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

RESULTS OF OPERATIONS

Summary

Net income for the quarter ended April 1, 1995 increased 29% to $2.1 million on revenues of $86.4 million as compared to net income of $1.7 million on revenues of $63.8 million for the quarter ended April 2, 1994. Fully diluted earnings per share increased 22% to $0.28 for the quarter compared to $0.23 for the comparable quarter of last year.

Net income for the nine month period ended April 1, 1995 increased 29% to $6.5 million on revenues of $228.6 million as compared to net income of $5.0 million on revenues of $184.3 million for the period ended April 2, 1994. Fully diluted earnings per share increased 21% to $0.85 during the nine months ended April 1, 1995 compared to $0.70 for the comparable period of last year.

Foodservice Segment

The following table sets forth, for the periods presented, certain financial information for the foodservice segment. For further information regarding the foodservice segment, see Note 5 of Notes to Consolidated Financial
Statements.

                                       Quarters Ended  	 	Nine Months Ended
                                     April 1, 	April 2,  	April 1, 	April 2,
	                                      1995   	  1994   	   1995   	  1994
Sales from profit and
 loss contracts 	                      100.0%   	100.0%   	 100.0%    100.0%
Operating expenses:
 Labor costs                          	(34.6)   	(33.8)    	(33.9)   	(34.5)
 Product costs                        	(36.9)   	(35.9)    	(35.7)    (35.3)
 Other operating expenses             	(15.5)   	(16.5)    	(15.7)   	(15.4)
 Depreciation and amortization 	        (2.3)     (2.5)      (2.3)     (2.3)
                                    --------  --------   --------  --------
Income from profit and
 loss contracts 	                       10.7%     11.3%      12.4%     12.5%
                                    ========  ========   ========  ========
Total foodservice revenues 	        $ 55,542  $ 41,982   $139,997  $117,849

Managed volume:
 Management fee contracts 	         $ 29,283 	$ 30,032  	$ 79,407 	$ 84,016
 Profit and loss contracts 	          54,006	   40,106    135,863	  113,027
                                    --------  --------   --------  --------
  Total managed volume 	            $ 83,289 	$ 70,138  	$215,270 	$197,043
                                    ========  ========   ========  ========

Income from foodservice operations 	$  7,327 	$  6,398   $ 20,965  $ 18,943
                                    ========  ========   ========  ========
Income from foodservice operations
 as a percentage of managed volume:
  Management fee contracts              	5.2%   	  6.2%      	5.2%     	5.7%
  Profit and loss contracts            	10.7%    	11.3%   	  12.4%    	12.5%

Income from foodservice operations
 as a percentage of total
 managed volume 	                        8.8%    	 9.1%     	 9.7%    	 9.6%

Income from foodservice operations
 as a percentage of foodservice
 revenues 	                             13.2%   	 15.2%    	 15.0%   	 16.1%

Total revenues in the foodservice segment for the quarter and nine months ended April 1, 1995 increased $13.6 million or 32% and $22.1 million or 19%, respectively, as compared to the comparable periods in fiscal 1994. These increases included the impact of 26 new contracts sold in fiscal 1994, 27 new contracts added in fiscal 1995 and revenues of $9.6 million from the 110 contracts acquired from ServiceMaster Management Services L.P.("ServiceMaster"), on February 8, 1995, offset, partially, by certain contracts lost and one less week of operations during the nine month period.

Income from foodservice operations increased 15% to $7.3 million during the quarter ended April 1, 1995 as compared to $6.4 million in the comparable quarter of last year. For the nine month period ended April 1, 1995, income from foodservice operations increased 11% to $21.0 million compared to $18.9 million in the comparable period of last year. While income from foodservice operations increased, income from profit and loss contracts, as a percentage of sales, decreased slightly during the quarter and nine month periods ended April 1, 1995 as a result of lower operating margins associated with the contracts acquired from ServiceMaster, which is typical of the educational foodservice industry and consistent with Daka's operating margins in its existing educational foodservice business. Operating margins, excluding the acquired contracts remained relatively consistent during the quarter and nine month periods ended April 1, 1995 as compared to last year.

Restaurant Segment - Fuddruckers

The following table sets forth, for the periods presented, certain financial information for the Fuddruckers segment. For further information regarding the Fuddruckers segment, see Note 5 of Notes to Consolidated Financial
Statements.

                                      Quarters Ended 		  Nine Months Ended
                                    April 1, 	April 2, 	April 1, 	April 2,
                                      1995   	 1994    	  1995   	  1994
Sales from Fuddruckers-owned
 restaurants: 	                         100.0%  	 100.0%  	 100.0%    100.0%
Operating expenses:
 Labor costs                           	(29.3)   	(28.7)   	(29.2)  	 (29.0)
 Product costs                         	(27.7)   	(27.5)   	(27.6)  	 (27.8)
 Other operating expenses              	(25.6)   	(25.8)   	(26.2)   	(25.9)
 Depreciation and amortization  	        (4.8)     (4.8)     (4.7)     (4.7)
                                     --------  --------  --------  --------
Income from restaurant operations  	     12.6%     13.2%     12.3%     12.6%
                                     ========  ========  ========  ========

Restaurant sales 	                   $ 27,822  $ 20,949  $ 79,747  $ 63,353
                                     ========  ========  ========  ========

Income from restaurant operations 	  $  3,505 	$  2,768 	$  9,833 	$  8,005
Franchising income 	                    1,178       866     3,292     3,077
                                     --------  --------  --------  --------
Income from restaurant and
 franchising operations 	            $  4,683	 $  3,634  $ 13,125	 $ 11,082
                                     ========  ========  ========  ========

Number of restaurants (end of period):
 Fuddruckers-owned 	 	 	                                       86       	65
 Franchised 	 	 	                                              70        81
                                                         --------  --------
  Total restaurants 	 	 	                                     156       146
                                                         ========  ========

Sales in Fuddruckers-owned restaurants increased $6.8 million or 33% to $27.8 million during the quarter ended April 1, 1995 compared to the quarter ended April 2, 1994. This increase is due to a combination of $3.6 million of sales at 13 restaurants acquired from franchisees during the second half of fiscal 1994, a 0.2% increase in comparable restaurant sales, $3.8 million of sales at 13 new restaurants opened after the second quarter of last year, offset, in part, by a $.5 million decrease in sales resulting from the closing of two restaurants.

Sales in Fuddruckers-owned restaurants increased
$16.4 million or 26% to $79.7 million during the nine months ended April 1, 1995 compared to the comparable period last year. This increase is due to a combination of $11.0 million of sales at 13 restaurants acquired from franchisees during the second half of fiscal 1994, a 1.0% increase in comparable restaurant sales, $7.9 million of sales at 13 new restaurants opened after the second quarter of last year, offset, in part, by a $1.3 million decrease in sales resulting from the closing of two restaurants and one less week of operations during the first nine months of fiscal 1995 as compared to fiscal 1994.

Income from restaurant and franchise operations increased to $4.7 million and $13.1 million respectively for the quarter and nine month periods ended April 1, 1995 as compared to $3.6 million and $11.1 million respectively during the comparable quarter and nine month periods of last year despite one less week of operations during the first nine months of fiscal year 1995. Income from restaurant operations as a percentage of sales from Fuddruckers-owned restaurants decreased by 0.6% during the quarter ended April 1, 1995 as compared to last year, and remained relatively consistent during the nine month period ended April 1, 1995 as compared to last year.

Restaurant Segment - Champps

The following table sets forth certain financial information for the Champps segment. Comparable data for Champps is not available as the restaurants were acquired on March 29, 1994.

                                                         		    Nine
                                          	Quarter ended 	  Months ended
                                             	April 1, 	      April 1,
                                              	 1995          	 1995
Sales from Champps restaurants 	               100.0%   	       100.0%
Operating expenses:
 Labor costs                                  	(34.2)          	(33.9)
 Product costs 	                               (29.2)          	(29.1)
 Other operating expenses 	                    (16.8)          	(18.1)
 Depreciation and amortization 	                (2.2)            (3.1)
                                            --------         --------
Income from restaurant operations 	             17.6%   	        15.8%
                                            ========         ========

Restaurant sales 	                          $  1,865        	$  5,538
                                            ========         ========

Income from restaurant operations 	         $    328     	   $    873
                                            ========         ========

Number of restaurants 	 	                                           2
                                                             ========

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.1 million to $7.7 million for the quarter ended April 1, 1995 from $6.6 million in the quarter ended April 2, 1994. For the nine month period ended April 1, 1995, selling, general and administrative expenses increased $1.6 million to $21.4 million compared to $19.8 million in the comparable period of last year. Selling, general and administrative expenses as a percentage of managed volume, which includes managed volume in the foodservice segment as well as sales at Company-owned Fuddruckers and Champps restaurants, decreased to 6.8% and 7.1% during the quarter and nine month periods ended April 1, 1995 as compared to 7.2% and 7.6% in the comparable periods of last year.

Interest Expense

Interest expense increased $.4 million to $1.1
million during the quarter and increased $.9 million to $2.9 million during the nine month period ended April 1, 1995 compared to last year. The increase is a result of an overall higher level of debt due to borrowings under the Company's line of credit agreement used to fund capital expenditures in both the foodservice and Fuddruckers segments, as well as a portion of the purchase price of the acquired foodservice contracts, and higher interest rates.

Income Taxes

The Company's effective tax rate increased to 37.3% for the quarter ended April 1, 1995 as compared to 36.1% for the comparable period of last year and 36.9% for the nine months ended April 1, 1995 as compared to 35.1% for the comparable period of last year. The increase was primarily due to higher pretax income combined with the fact that the amount of net operating loss carryforward which can be utilized is fixed at $1.1 million per year, thereby diluting the effect of the net operating loss carryforward as a percentage of pretax income.
In addition, the Targeted Jobs Tax Credit, which has been a significant factor in lowering the Company's effective tax rate was eliminated effective December 31, 1994.

Earnings Per Share

During the quarter primary earnings per share increased 17% as compared to last year and for the nine months primary earnings per share increased 25% while fully diluted earnings per share increased 22% and 21% compared to last year during the quarter and nine month periods respectively due to increased net income.

FINANCIAL CONDITION

Working capital amounted to $17.0 million at April 1, 1995, an increase of $11.7 million, compared to working capital of $5.3 million at July 2, 1994. Cash and equivalents increased $7.5 million to $12.6 million as of April 1, 1995 as compared to $5.0 million at July 2, 1994. The increase in cash and equivalents and working capital is primarily due to the acquisition of the current assets associated with the acquired foodservice contracts in exchange for the assumption of certain current liabilities and a deferred payment due on August 7, 1995. Excess cash flow, generated primarily by the collection of the acquired accounts receivable, cannot be distributed by DRLP until such time as the deferred payment to ServiceMaster is made and cannot therefore be used by Daka to pay down existing borrowings under its line of credit.

As of April 1, 1995 the Company had approximately
$26.6 million of available borrowing capacity remaining on its $75 million line of credit. During the quarter ended April 1, 1995 the Company used approximately $10.1 million of its borrowing capacity to fund the acquisition described in Note 2 to the Consolidated Financial Statements.

Capital expenditures for the nine month period ended
April 1, 1995 aggregated approximately $22.7 million. Such expenditures included the construction of new Fuddruckers restaurants, upgrades at existing restaurants and improvements at facilities of foodservice clients. The Company plans to complete 25 new Fuddruckers-owned restaurants during fiscal 1995 and to continue to reorient facilities of foodservice clients to a more retail restaurant environment.

The Company believes that the remaining borrowing capacity of approximately $26.6 million under its line of credit agreement and the $30 million sale leaseback facility with FFCA together with operating cash flow will provide sufficient liquidity to meet its obligations on a timely basis and to fund capital expenditures for the foreseeable future.

                      PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

(a)	  Exhibits
      10.25	Second Amendment Agreement dated as of March 21, 1995
      among DAKA International, Inc. and the Chase Manhattan Bank, N.A.

      11    Computation Regarding Per Share Earnings

(b)  Reports on Form 8-K
           	The Company filed Form 8-K/A on April 21, 1995 with respect
            to the acquisition described in Note 2 to the Consolidated Financial Statements.

           	The Company filed Form 8-K on February 23, 1995 with respect to the acquisition described in Note 2 to the Consolidated Financial Statements.


                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 DAKA INTERNATIONAL, INC.
                                	(Registrant)

                               		By: /s/Michael A. Woodhouse
                                    --------------------------
                                    Michael A. Woodhouse
                                				Senior Vice President, Chief
                                 			Financial Officer and Treasurer
                                  		(Principal Financial and Principal
                                  		Accounting Officer)


Date:  May 12, 1995