Form 10-K
period 1995-07-01
DAKA INTERNATIONAL INC
filed 1995-09-01
CIK 840826

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K

(Check One)

 X 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---
    THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For The Fiscal Year Ended July 1, 1995


   	TRANSITION REPORT PURSUANT TO SECTION 13 OR
---
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from ___ to ___


Commission File Number:  0-17229



                           DAKA INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

Delaware										                                                  04-3024178
(State or other jurisdiction							                           (I.R.S. Employer
of incorporation or organization)			                       Identification No.)


One Corporate Place, 55 Ferncroft Road, Danvers,MA					                  01923
(Address of principal executive offices)							                     (Zip Code)



                                508-774-9115
              (Registrant's telephone number, including area code)


Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Common Stock of the registrant as quoted on the National Association of Securities Dealers Automated Quotation System on August 17, 1995 was $112,454,862 (for purposes of calculating this amount only, directors, officers and beneficial owners of 10% or more of the Common Stock of the registrant may be deemed affiliates).

Number of shares of Common Stock, $.01 par value, outstanding at August 17, 1995: 5,367,378.

                     DOCUMENTS INCORPORATED BY REFERENCE

The sections of the Company's definitive Proxy Statement, listed below, which have been or will be filed by the Company with the Securities and Exchange Commission, are incorporated in this Annual Report by reference and shall be deemed to be a part hereof:

   The Company's definitive Proxy Statement mailed in connection with its Annual Meeting of Stockholders to be held on December 6, 1995 pursuant to regulation 14A, which involves the election of directors.


                    Cross Reference Sheet between Items of
                  Registrant's Proxy Statement and Form 10-K


FORM 10-K
Item No. 	     Item in Form 10-K 	          Item in Proxy Statement
--------       -----------------            -----------------------

PART III

10 	           Directors and Executive      Exection of Directors and Directors
               Officers of the Registrant   and Committees in the Company's
                                            Proxy Statement relating to its
                                            Annual Meeting of Stockholders to
                                            be held on December 6, 1995.

11 	           Executive Compensation 	     Executive Compensation in the
                                            Company's Proxy Statement
                                            relating to its Annual Meeting
                                            of Stockholders to be held on
                                            December 6, 1995.

12 	           Security Ownership of        Principle Stockholders in the
               Certain Beneficial Owners    Company's Proxy Statement relating
                                            to its Annual Meeting of
                                            Stockholders to be held on
                                            December 6, 1995


Copies of all documents incorporated by reference other than exhibits to such documents will be provided without charge to each person who receives a copy of this Annual Report upon written request addressed to Stockholder Relations, DAKA International, Inc., One Corporate Place, 55 Ferncroft Road, Danvers, Massachusetts 01923.

                               FORM 10-K INDEX

                                    PART I

                                                                    Page
                                                                    ----

Item 1   Business 	                                                  1

Item 2 	 Properties 	                                                13

Item 3 	 Legal Proceedings 	                                         13

Item 4 	 Submission of Matters to a Vote of Security Holders 	       13

                                 	PART II

Item 5 	Market for the Registrant's Common Stock and
        Related Stockholder Matters 	                                14

Item 6 	Selected Financial Data 	                                    15

Item 7 	Management's Discussion and Analysis of
        Results of Operations and Financial Condition 	              16

Item 8 	Financial Statements and Supplementary Data                 	22

Item 9 	Changes in and Disagreements with
        Accountants on Accounting and Financial Disclosure 	         23

                                	PART III

Item 10 Directors and Executive Officers of the Registrant 	         23

Item 11 Executive Compensation 	                                     24

Item 12 Security Ownership of Certain Beneficial
        Owners and Management 	                                      24

Item 13	Certain Relationships and Related Transactions 	             24

                                PART IV

Item 14 Exhibits, Financial Statement Schedules and
        Reports on Form 8-K 	                                        25

                                PART I

Item 1.	  Business.

Overview

DAKA International, Inc. (the "Company"), formed in
1988 in connection with the merger of Daka, Inc. ("Daka") and Fuddruckers, Inc. ("Fuddruckers"), is a diversified foodservice and restaurant company operating in the contract foodservice management industry and in the restaurant industry. Daka provides restaurant-style contract foodservice management at a variety of schools and colleges, corporate offices, factories, healthcare facilities, museums and government offices. Fuddruckers owns, operates and franchises Fuddruckers restaurants, which specialize in moderately-priced, casual dining for families and adults. In 1994, the Company acquired a 57% voting interest in Americana Dining Corporation ("ADC"), a newly formed Company which acquired two restaurants operated under the name "Champps Sports Cafe" pursuant to a license from Champps Entertainment, Inc., licensor and franchisor of Champps restaurants. ADC has the exclusive rights to develop Champps restaurants in Ohio, Florida and seven Illinois counties.

Founded in 1973, Daka is one of the 10 largest
contract foodservice management companies in the United States. Operating under the name "Daka Restaurants," Daka seeks to provide a retail restaurant atmosphere for its guests by operating, among other things, a variety of branded concepts such as Taco Bell, Burger King, Pizza Hut and Dunkin Donuts pursuant to licensing arrangements, as well as its own signature concepts within its foodservice operations. During fiscal 1995 and 1994, Daka focused on executing its three-year growth plan, announced at the end of fiscal 1993, to double the size of its existing foodservice business by the end of fiscal 1996. At the beginning of fiscal 1994, Daka acquired the majority of the assets and foodservice contracts comprising Service America Corporation's educational foodservice business. The acquired business provides contract foodservice to a variety of colleges and universities, and to public and private elementary and secondary schools, many of which are located in geographic areas where Daka had a significant presence. In February 1995, Daka, through a newly formed 80% owned limited partnership, Daka Restaurants, L.P., acquired certain educational foodservice and corporate dining contracts from ServiceMaster Management Services L.P. The acquired contracts expanded Daka's geographic presence into the western United States and strengthened its
existing presence in the midwest.    As a result of these two
acquisitions, Daka achieved its three-year growth objective in just nineteen months. Daka believes that, as a result of current and anticipated cost containment policies, more public and private educational and healthcare facilities will seek to manage their foodservice costs by replacing self-operated foodservice operations with contract foodservice management. Daka intends to pursue these expanding markets through its internal sales force and by continuing to acquire other contract foodservice management companies.

Fuddruckers restaurants, with an average check of $6.15 and a "Kids Eat Free" program after 4 PM on Monday through Thursday, are designed to appeal to both families and adults seeking value in a casual dining atmosphere. The menu prominently features Fuddruckers' signature hamburgers, which are cooked to order and served on buns baked daily "from scratch" at each restaurant. The Fuddruckers restaurant decor features an open grill area, a glassed-in butcher shop and meat display case, an open bakery and a colorful display island of fresh produce and a variety of condiments, sauces and melted cheeses from which guests may garnish their own meals. Fuddruckers opened its first restaurant in 1980 in San Antonio, Texas and as of July 1, 1995, has expanded its operations to include 98 Fuddruckers-owned and 70 franchised restaurants located throughout the United States and in Canada, Mexico, the Middle East and Australia. In 1995, Fuddruckers opened 22 Fuddruckers-owned restaurants and 9 franchised restaurants. In 1996, Fuddruckers plans to open 30 domestic Fuddruckers-owned and 20 franchised restaurants of which up to 5 will be opened in foreign countries.

See Note 13 of Notes to Consolidated Financial Statements for financial information related to Daka, Fuddruckers and ADC.

Daka Restaurants

Operations

Daka, one of the 10 largest contract foodservice management companies in the United States, provides personalized, high-quality restaurant-style contract foodservice management and vending operations at approximately 700 locations. The following is a breakdown of Daka's managed volume as defined below, for the year ended July 1, 1995, from the various industry segments in which it operates: colleges & universities - 48%; business & industry - 25%; public and private elementary and secondary schools - 20%; museums - 4%; healthcare & other - 3%. Approximately 97% of fiscal 1995 managed volume was derived from manual foodservice operations and approximately 3% from vending operations.

Foodservice contracts are typically exclusive, range in duration from one to ten years and can usually be terminated by either party upon 30 to 90 days notice. Daka conducts its operations on the basis of two types of contracts with its clients. The first type is a management fee contract pursuant to which a client reimburses Daka for all costs incurred in providing foodservice as well as a negotiated fee for overseeing and administering its foodservice operation. Management fee contracts are prevalent where companies subsidize food service as a benefit provided to employees and in elementary and secondary schools. The second type of contract is a profit and loss contract whereby Daka assumes the risk of profit or loss from the foodservice operation. Daka seeks to enter into profit and loss contracts whenever appropriate because it believes it can achieve a greater level of profitability as a result of the flexibility it has in establishing menu mix and pricing in such contracts. While Daka manages the total sales volume attributable to both contract types, generally accepted accounting principles require that Daka recognize sales and expenses from profit and loss contracts, but only the management fee amount derived from management fee contracts. Consequently, Daka does not recognize sales and expenses with respect to management fee contracts. As a result, Daka's managed volume, which represents both sales made pursuant to profit and loss contracts and sales to guests of foodservice clients pursuant to management fee contracts for any given year is considerably greater than the revenues it recognizes for such year.

Daka seeks to differentiate itself from its competition by offering its clients a number of foodservice alternatives that include specific plans to meet each client's needs and budget. Emphasis is placed on nutritious, high-quality food; trained, professional personnel; and innovative foodservice programs served in a retail restaurant atmosphere. To help create a retail restaurant atmosphere for its foodservice guests, Daka has developed 250 to 500 square foot "signature restaurants," each with its own unique name, identity and menu, serving high-quality, made-to-order specialty foods. Designed to utilize existing common area seating, such as a cafeteria or food court, the "signature restaurants" are portable, modular and capable of being installed in most foodservice locations. Daka believes that the development of its "signature restaurants" is an innovative approach to serving guests in the foodservice industry. In addition, Daka offers its clients a variety of branded concepts such as Taco Bell, Pizza Hut, Dunkin Donuts and Burger King which Daka operates pursuant to licensing arrangements.

Daka's educational foodservice business, which represents 68% of Daka's total managed volume, is comprised of two distinct segments: colleges and universities and elementary and secondary schools.

Foodservice operations at colleges and universities, which comprise 48% of Daka's managed volume, generally consist of multiple operating locations at any one campus, each of which is a self-contained foodservice unit such as a dining hall, cafeteria or snack bar. Revenues from foodservice operations at colleges and universities are derived from prepaid student board plans, concessions at sporting events, rathskellars and from cash sales to students, school administrators, faculty and off-campus groups. In addition, Daka provides catering services to all departments of the college or university as well as to private organizations utilizing campus facilities. Foodservice operations at colleges and universities are typically operated pursuant to profit and loss contracts.

Foodservice operations at elementary and secondary schools, which represent 20% of Daka's managed volume, are typically operated pursuant to management fee contracts since such foodservice operations are subsidized under Federal and State School Lunch Programs, and generally consist of multiple operating locations within a school district.

Historically, foodservice operations at corporate offices and factories, which currently represent 25% of Daka's managed volume, were operated pursuant to management fee contracts and were subsidized by companies as part of the benefits provided to their employees. However, with the trend to contain costs in recent years, many companies have elected to convert their subsidized foodservice operations from management fee to profit and loss contracts, whereby Daka is given greater control over pricing and menu options in exchange for assuming the risks and rewards inherent in profit and loss contracts.

Daka also provides full service dietary management to hospitals, continuing care communities and other healthcare facilities, which currently comprises less than 3% of Daka's managed volume. Foodservice in this segment is typically provided through a team of professionals, the composition of which varies depending on the size of the operation, the type of healthcare facility and the special dietary needs of the patients. In addition to providing meals for patients, employees of the facility are also typically provided daily meals.

Daka's ability to increase its prices to cover its cost increases is an important factor in maintaining satisfactory profit levels. Daka's ability to increase prices is materially affected by competitive factors, resistance from guests, and from clients whose prior approval is required in many instances.

Vending operations, which comprise approximately 3% of Daka's managed volume, generally involve 24-hour delivery of food and sandwiches, hot and cold beverages, desserts and snacks through coin-operated machines installed at private and public locations. Vending operations are either route operations or supplements to manual foodservice operations. Vending machines are utilized to augment the foodservice operations either at sites remote from the central cafeteria or to service client's guests during off-peak periods such as second or third shift operations. The vending machines located at client locations which do not have foodservice operations are usually serviced by route drivers from a central commissary. Vending contracts generally provide for payment to the client of a commission based on machine revenues, although certain clients forego the commission and subsidize the foodservice operation in order to maintain special services and lower selling prices as an employee benefit.

Management

The foodservice operations of Daka are currently divided into five geographic regions, each of which is supervised by a Regional Vice President reporting to the Senior Vice President of Foodservice Operations. The five regions are divided into districts supervised by Directors of Operations reporting to their respective Regional Vice President. Each Director of Operations oversees an average of 14 General Managers or Chef Managers, with some overseeing as few as one and others as many as 21 locations, depending on the size and complexity of the operations. The General Managers or Chef Managers are responsible for the day-to-day operations of their locations. The marketing, human resources, and training functions are decentralized, reporting to the Senior Vice President of Foodservice Operations.

Marketing

Daka has created a marketing catalogue that gives
General Managers the opportunity to customize their promotional programs. Topics include special sections on celebrated foods, city celebrations, international food festivals, and classic events. As part of its "Be Our Guest" program, Daka has redesigned its uniforms, upgraded the quality of the china, silverware and glassware, installed new signage and serving systems and created a new logo featuring the brand name "Daka Restaurants."

Growth Strategy

Daka intends to increase its market share by adding new clients that previously were either self-operated or serviced by another contract foodservice provider. Industry sources estimate that the educational and healthcare foodservice segments remain substantially self-operated and that only the business and industry foodservice segment has achieved a high level of contract foodservice penetration. Daka believes that, as a result of current and anticipated cost containment policies, many public and private educational institutions and healthcare facilities will seek to manage their foodservice costs by replacing their own self-operated foodservice operations with contract foodservice management. Approximately 68% of Daka's managed volume is concentrated in educational institutions, a traditionally self-operated market. The Company believes that its experience is a competitive advantage in obtaining additional educational institutions as contract foodservice clients. The healthcare market is expanding rapidly, although it is not yet a substantial portion of Daka's business. Daka's experience in converting self-operated foodservice operations for educational institutions to contract foodservice should enable it to participate in the healthcare market.

Daka also intends to continue to pursue acquisitions of other foodservice companies. The Company believes it has made sufficient recent investment in Daka's corporate infrastructure and operational systems to support significant future growth in existing and new markets.

Fuddruckers

Operations

Fuddruckers restaurants, with an average check of $6.15 and a "Kids Eat Free" program after 4 PM on Monday through Thursday, are designed to appeal to both families and adults seeking value in a casual dining atmosphere. The restaurants offer a distinctive atmosphere created by an open grill area, a glassed-in butcher shop, a display case featuring choice steaks and hamburgers that have been freshly-cut or ground and an open bakery for hamburger buns, brownies and cookies. Each restaurant offers a substantially similar menu that prominently features Fuddruckers' signature hamburger in one-third pound and one-half pound sizes. Hamburgers are made from fresh beef, cut and ground daily at each restaurant and served on buns baked daily "from scratch" at each restaurant. The hamburgers are available with optional specialty toppings from the grill.
While the menu is focused on Fuddruckers' signature hamburger, which accounts for approximately 65% of sales, it also includes fresh-cut, ribeye steak sandwiches, various grilled chicken breast sandwiches, hot dogs, a variety of tossed and specially prepared salads and soups, fish sandwiches, french fries, onion rings, soft drinks, hand-dipped milkshakes, and bakery items. Beer and wine are served and, generally, account for approximately 4% of restaurant sales. The restaurants permit guests to participate in the preparation of their meals by allowing them to garnish their own entrees from a bountiful array of fresh lettuce, tomatoes, onions, pickles, relish and a variety of condiments, sauces and melted cheeses at the "fixin's bar." Guests generally place their own orders and serve themselves thereby minimizing waiting time.

Each restaurant contains a principal dining area from which guests may observe the preparation of their meals, and in some restaurants an additional dining area with a patio motif.
Decor of the principal dining area of a Fuddruckers restaurant generally includes neon beverage signs, wood tables and chairs and, in some instances, original shipping containers from certain foods sold by the restaurant. The open grill area enables guests to view the preparation of their meals, all of which are cooked to order. The additional dining area has colorful yellow awnings and patio-style tables and chairs and, in some restaurants, a wall of doors which may be opened, weather permitting.

The typical Fuddruckers restaurant is located in a suburban area in a free-standing building or in a shopping center. The area within a five-mile radius of the restaurant is usually zoned for retail, office and residential uses. Fuddruckers' guests have an average household income of approximately $50,000. Fuddruckers' existing restaurants typically range in size from 6,000 to 8,000 square feet with 200 to 300 seats and parking for between 100 and 200 vehicles. Restaurants built in 1995 and those planned for 1996 are typically between 4,800 and 6,000 square feet with 160 to 220 seats. A new design suitable for use inside retail superstores and 1,500 to 1,800 square feet in size will be tested in several locations during 1996.

The restaurants are open seven days a week, generally from 11:00 a.m. to 11:00 p.m., for lunch, dinner and late night meals. Certain restaurants are open earlier to accommodate the sale of freshly-baked goods. Restaurants are designed to enable guests to complete their visit within a convenient 40-minute period, which attracts the business person on a limited luncheon schedule. This contributes to Fuddruckers' higher percentage of lunch (45%) versus dinner (55%) sales than the industry average for casual dining restaurants.

All restaurants are operated in accordance with strict standards and specifications for the quality of ingredients, preparation of food, maintenance of premises and associate conduct, as set forth in Fuddruckers' policy and procedures manuals. At each restaurant, Fuddruckers emphasizes uniform standards for product quality, portion control, courteous service and cleanliness.

Fuddruckers establishes specifications and approves purchasing arrangements for basic menu ingredients and supplies for all its restaurants in order to obtain favorable prices and ensure consistent levels of quality and freshness. Food products in Fuddruckers-owned and franchised restaurants are regularly and systematically tested for quality and compliance with Fuddruckers' standards.

Fuddruckers emphasizes simplicity in its operations.
Its restaurants generally have a total staff of one General Manager, two or three Assistant Managers, and 25 to 45 other associates, including full-time and part-time associates working in overlapping shifts. Since Fuddruckers generally utilizes a self-service concept, it typically does not employ waiters or waitresses.

Management

Fuddruckers restaurant operations are currently divided into two geographic regions each of which is supervised by a Regional Vice President reporting to the Senior Vice President of Restaurant Operations. The two regions are divided into a total of thirteen districts, supervised by a Director of Operations, reporting to the Regional Vice President of Operations. On average, each Director of Operations supervises eight restaurants.

Marketing

Fuddruckers utilizes television, radio and print media to promote its new themes, "Can You Say Fuddruckers" and "Buns That Rise in the Sun," in markets with a high concentration of Fuddruckers-owned restaurants. These new themes emphasize Fuddruckers' unique name and fresh baked buns which are unique characteristics and help differentiate
Fuddruckers from other restaurant concepts.

Marketing research conducted by Fuddruckers indicates a strong consumer desire for fresh, high quality food.
Fuddruckers restaurants which feature fresh produce available at the "fixin's bar," fresh beef ground daily and fresh buns baked daily, address these consumer desires.

One of Fuddruckers' most successful marketing programs is the "Kids Eat Free" program. This program is designed to increase guest traffic during traditionally slow days by allowing a child under 12 to eat free Monday through Thursday when an accompanying adult purchases a meal. Since implementing this promotion in 1990, Fuddruckers has experienced increased guest traffic while significantly increasing the number of kids meals served, and still improving its operating margins.

Fuddruckers has developed local store marketing manuals to assist its managers and franchisees in the development of a marketing and public relations strategy for their geographic area. Workshops, seminars and marketing manuals are made available to all franchisees. In addition, Fuddruckers allows its franchisees to use its various television, radio and print advertising materials in the franchisees' markets for a nominal fee intended to cover Fuddruckers' cost.

Site Selection

Fuddruckers uses its own personnel to analyze markets and sites for new restaurants, obtain the required zoning and other permits, negotiate the leasing or real estate purchase and oversee all aspects of the construction process. Fuddruckers believes that location is a key factor in a restaurant's ability to operate a profitable lunch and dinner business and considers several demographic factors in selecting sites, including the average income of the neighboring residential population, the proximity of retail, office and entertainment facilities, traffic patterns and the visibility of the location.

The average total cost to construct a typical
Fuddruckers restaurant, where Fuddruckers purchases real estate, depending upon its location, is approximately $1.4 million, which includes approximately; $255,000 for furniture, fixtures and equipment, $480,000 for building and improvements, and approximately $665,000 for land and site work. In 1995 Fuddruckers arranged for sale-leaseback financing whereby Fuddruckers would acquire real estate, construct a new restaurant and then sell and lease back the property. This has enabled Fuddruckers to open new restaurants, on sites where a leasing arrangement was not available, with a minimal capital investment. During 1995 Fuddruckers opened five new restaurants pursuant to such sale-leaseback arrangement.

The average total cost to construct a new Fuddruckers restaurant where Fuddruckers enters into a leasing arrangement is approximately $735,000 which is comprised of $255,000 for furniture, fixtures and equipment and $480,000 for leasehold improvements. Fuddruckers typically receives a contribution of between $300,000 and $400,000 toward the construction and renovation costs from landlords and believes that its growth and improved operating results enhance its ability to obtain attractive leasing terms. Despite these favorable conditions, there remains considerable competition among restaurant businesses for desirable sites.

Future development of Fuddruckers restaurants will be accomplished through the sale of franchises and the development of Fuddruckers-owned restaurants. The development of additional restaurants is contingent upon locating satisfactory sites, financing, negotiating satisfactory leases or, alternatively, leasing and converting existing restaurant sites into Fuddruckers restaurants. It is also dependent upon securing appropriate governmental permits and obtaining beer and wine licenses.

Franchising

Fuddruckers offers franchises in markets where it deems expansion to be advantageous to the development of the Fuddruckers concept and system of restaurants. Franchise agreements grant franchisees an exclusive territorial license to operate a single restaurant within a specified area, usually a four-mile radius surrounding the franchised restaurant. Fuddruckers has a close relationship with its franchisees and seeks to identify potential franchisees with the capability and financial resources to operate multiple restaurants. Of the 35 Fuddruckers franchisees, 14 operate multiple restaurants, and 22 have operated Fuddruckers restaurants for more than 5 years.

Franchisees bear all direct costs involved in the development, construction and operation of their restaurants.
In exchange for a franchise fee, Fuddruckers provides its franchisees assistance in the following areas: site selection, prototypical architectural plans, interior and exterior design and layout, training, marketing and sales techniques, assistance by a Fuddruckers "opening team" at the time a franchised restaurant opens, and operations and accounting guidelines set forth in various policies and procedures manuals.

All franchisees are required to operate their restaurants in accordance with Fuddruckers' standards and specifications, including controls over menu items, food quality and preparation. Fuddruckers requires the successful completion of its training program by a minimum of three managers for each franchised restaurant. In addition, franchised restaurants are evaluated regularly by Fuddruckers for compliance with franchise agreements, including standards and specifications through the use of periodic, unannounced, on-site inspections and standards evaluation reports.

Fuddruckers has license agreements for the development of restaurants in Southeast Asia, Australia and the Middle East with various entities or individuals having substantial financial resources. It is anticipated that these licensees will open up to five restaurants pursuant to such agreements during the next twelve months.

The current standard franchise agreement provides for the payment to Fuddruckers of a non-refundable franchise fee of between $25,000 and $50,000 per restaurant and ongoing royalties of 5% of gross sales of each restaurant. Certain multi-unit franchisees have entered into royalty buydown agreements with Fuddruckers, which reduce royalty payments required under the respective franchise agreements. The royalty buydown agreements generally provide for a one-time payment to Fuddruckers covering a period of twelve to fourteen months, and an amendment of the underlying franchise agreement to reduce the royalty to 3% of gross sales. Once a franchisee executes a buydown agreement, the royalty on any subsequent franchise agreement will be reduced to 3%. As of July 1, 1995, royalty buydown agreements have been executed with 7 multi-unit franchisees.

Restaurant Locations

The following table sets forth the locations of restaurants operated by Fuddruckers and its franchisees as of July 1, 1995:

Owned Restaurant Locations 	Owned-Domestic(Cont'd) 	Franchised-Domestic(Cont'd)
 Domestic - Total 94 	        Vienna 	                       NORTH CAROLINA
ALABAMA 	                     Virginia Beach (3) 	            Asheville
  Birmingham 	              WISCONSIN 	                       Charlotte
ARIZONA 	                     Milwaukee 	                     Wilmington
  Phoenix (4) 	             Owned Restaurant Locations       NORTH DAKOTA
  Tucson 	                   International-Total 4 	          Fargo
CALIFORNIA 	                CANADA 	                         OHIO
  Los Angeles (5) 	           Calgary 	                       Canton
  San Diego (3) 	             Edmonton 	                      Cleveland
COLORADO 	                    Regina 	                       OREGON
  Denver (2) 	                Winnipeg 	                      Portland (2)
GEORGIA 	                   Franchised Restaurant Locations 	PENNSYLVANIA
  Athens 	                   Domestic-Total 61 	              Philadelphia (2)
  Atlanta (7) 	             CALIFORNIA 	                     SOUTH CAROLINA
ILLINOIS 	                    Concord 	                       Charleston
  Chicago (11) 	              Los Angeles 	                   Columbia
INDIANA 	                     Sacramento 	                    Greenville (2)
  Merrillville 	            FLORIDA 	                         Hilton Head
KENTUCKY 	                    Clearwater 	                    Myrtle Beach (2)
  Florence 	                  Miami(6) 	                      Spartanburg
MARYLAND 	                    Orlando 	                      SOUTH DAKOTA
  Annapolis 	                 Tallahassee 	                   Sioux Falls
  Baltimore (2) 	             Tampa 	                        TENNESSEE
  Gaithersburg 	            ILLINOIS 	                        Kingsport
  Rockville 	                 Springfield 	                   Nashville
MASSACHUSETTS 	             KANSAS 	                         TEXAS
  Boston (2) 	                Overland Park 	                 College Station
MICHIGAN 	                  MICHIGAN 	                        Laredo
  Grand Rapids 	              Detroit 	                       Lubbock
MINNESOTA 	                   Flint 	                         Midland
  Minneapolis/St. Paul (6) 	  Novi 	                          San Antonio (2)
MISSOURI 	                  MISSOURI 	                        Temple
  St. Louis (3) 	             Independence 	                  Waco
NEW YORK 	                    Springfield 	              Franchised Restaurant
  New York (2) 	            MONTANA 	                 Locations Foreign-Total 9
OHIO 	                        Billings 	                     AUSTRALIA
  Cincinnati (5) 	          NEBRASKA 	                        Brisbane
TEXAS 	                       Omaha 	                         Loganholm
  Austin (2) 	              NEW JERSEY 	                      Sydney
  Dallas (4) 	                New Brunswick 	                BAHRAIN
  Houston (12) 	              Paramus 	                       Manama
  San Antonio (3) 	           Parsippany 	                   CANADA
VIRGINIA 	                    Tom's River 	                   Edmonton
  Alexandria 	                Union 	                         Saskatoon
  Annandale 	                 Wayne 	                        KUWAIT
  Fairfax 	                   Voorhees 	                      Kuwait City
  Falls Church 	            NEW YORK 	                       MEXICO
  Herndon 	                   Amherst 	                       Perisur
  Richmond (2) 	              Howard Beach 	                 SAUDI ARABIA
                              Westbury 	                      Jeddah

Champps

Operations

In 1994, the Company acquired a 57% voting interest
in Americana Dining Corporation ("ADC"), a newly formed company which acquired two restaurants operated under the name "Champps Sports Cafe", pursuant to a license from Champps Entertainment, Inc., licensor and franchisor of Champps restaurants. ADC has the exclusive rights to develop Champps restaurants in Ohio, Florida and seven Illinois counties. The two restaurants owned by ADC are located in Richfield and New Brighton, Minnesota, have a seating capacity of approximately 245 and 190 and are 7,000 and 4,500 square feet in size, respectively. The two restaurants are open seven days a week from 11:00 a.m. to 1:00 a.m. and generate combined annual sales of approximately $7.4 million. Approximately 65% of restaurant sales are comprised of food and beverage sales with the remaining 35% comprised of
alcohol sales.   The Champps concept appeals to a broad customer
base by offering generous portions of high quality food at moderate prices, served in a friendly, energetic atmosphere, featuring multi-level dining, wrap-around bars and an open kitchen area. The energetic atmosphere is created by the attitude of the restaurant personnel, various promotions which encourage guest participation and a variety of in-store entertainment.

Guests are provided with a choice of seating in the main dining area, a diner-type counter or in the bar area. The restaurants have multiple levels and open sight lines so that all areas, including the bar and kitchen, are visible and allow guests to feel part of the varied activities in the restaurant.

Entertainment is an important element of the Champps concept. Guests may watch one of several sporting events broadcast on multiple televisions, or listen to a variety of music played by a disc jockey. The display kitchen offers guests the opportunity to observe the preparation of meals and a game area includes dart boards and arcade games. The entertainment aspects of the Champps restaurants are designed to encourage repeat visits, increase the length of a guest's stay and attract guests outside of normal peak dining hours. The restaurants have promotions and activities designed to generate guest participation. The different promotions in the restaurant provide guests a different feel each time they visit the restaurant, thus encouraging repeat business. Management believes that the entertainment aspects of the Champps concept as well as its various in-store marketing and promotion programs are the primary reasons for the strong after dinner hour sales generated by the restaurants.

The menu at the Champps restaurants combines a variety of freshly prepared core menu items, including its signature items, with unique daily specials. Menu items include a wide variety of appetizers, soups, salads, innovative sandwiches, pizza, burgers, and entrees including chicken, beef, fish and pasta. The restaurants also feature a wide variety of desserts. The menu reflects a variety of ethnic and regional cuisines as well as traditional favorites. Portions are generous and each dish is attractively presented. ADC believes that these qualities create a strong perception of value.
Entree prices currently range from $4.50 to $14.25. Because the Champps concept is not associated with any particular type of food, menu items can be introduced and eliminated based on current consumer trends without altering the concept.

ADC considers its extensive menu, including its signature items and generous portions, to be an important factor in the appeal of Champps restaurants. Accordingly, special attention is devoted to the development of menu items such as burgers, pasta, specialty sandwiches, salads, entrees and daily "specials." Menu development is an ongoing process which is driven by direct input from customers, observation of competitive activity and creative development by all levels of management. ADC seeks to offer a menu balanced between traditional favorites, new variations on traditional items, and new ideas targeted at the customer who is seeking new and interesting menu alternatives.

ADC emphasizes freshness and quality in its food preparation. Fresh sauces, dressings, batters and mixes are prepared daily on the premises, generally from original ingredients. ADC invests substantial time in training kitchen employees in order to maintain consistently high food quality. Strict food standards which include pre-defined purchasing criteria have also been established to maintain such high food quality.

The service element of the Champps concept is characterized by the prompt friendly greeting of guests upon arrival and frequent visits to guest tables to monitor guest satisfaction since ADC believes that a guest's experience is enhanced by the attitude and attention of restaurant personnel. Service is based upon a team concept so that guests feel that they are never left unattended. To maintain these standards, ADC seeks to hire and train personnel who will work in accordance with ADC's philosophy and frequently rewards individual and restaurant achievements through several recognition programs intended to build and maintain employee morale.

All of the service personnel at each Champps restaurant meet with the managers at two daily pre-shift motivational meetings. Restaurant promotions, daily specials and quality control are discussed and explained during these meetings. These meetings raise employee enthusiasm and increase the energy level and excitement in the restaurant.

ADC expects to open between two and four Champps restaurants during fiscal 1996 in order to further evaluate the growth potential of the Champps concept. ADC currently has two Champps restaurants under construction in Ohio. The estimated cost to construct a typical Champps restaurant where ADC purchases the real estate is approximately $2.6 million and includes $575,000 for furniture, fixtures and equipment, $1,200,000 for land and site work and $800,000 for building and building improvements. ADC has a commitment for sale-leaseback financing for up to three new Champps restaurants to be constructed by ADC in fiscal 1996. The estimated cost to construct a Champps restaurant where ADC enters into a lease is approximately $1.4 million and includes $575,000 for furniture, fixtures and equipment and $800,000 for leasehold improvements.

Centralized Functions

The Company provides Daka, Fuddruckers and ADC with centralized purchasing, accounting and management information services.

Purchasing

The Company capitalizes on the combination of its foodservice and restaurant businesses through a centralized and coordinated purchasing program and food distribution network.
On December 1, 1992, the Company entered into a five-year agreement with Kraft Foodservice, Inc. ("Kraft") pursuant to which Kraft will supply and distribute approximately 80% of food and food-related purchases of Daka, Fuddruckers and ADC. The agreement with Kraft is cancelable by either party upon 90 days notice. Fuddruckers franchisees also have the option of purchasing from Kraft. The Company believes that this agreement is unique in the foodservice industry because it provides for a sharing between Kraft and the Company of the savings that may be obtainable through purchasing from selected vendors. In addition, under the agreement, Kraft is furnishing to the Company "Kraft-Link," Kraft's on-line product-ordering software which is installed in major Daka locations and all Fuddruckers-owned restaurants.

To protect itself from fluctuations in the cost of its major food items, the Company negotiates directly with major suppliers to obtain the best possible price. On certain material items, such as beef, which constitutes approximately one-third of the food cost of Fuddruckers, the Company negotiates an annual guaranteed price. These purchasing programs not only ensure a stable source of supply, but also have contributed to Fuddruckers maintaining the same menu prices for its signature hamburgers since December 1990, further enhancing the Company's philosophy of providing high-quality products at moderate prices. The Company also acts as a restaurant equipment dealer, enabling it to take advantage of dealer pricing, manufacturer discounts and rebates. The Company has not experienced any difficulty in obtaining an adequate supply of quality food products at acceptable prices from its suppliers.

Accounting and Management Information Systems

The Company provides Daka, Fuddruckers and ADC with centralized financial and management controls through the use of an automated data processing system and prescribed reporting procedures. The Company recently began the process of upgrading its computer hardware and financial software and has recently implemented a new point of sale system for its restaurants. The foodservice locations and restaurants forward weekly sales reports, vendor invoices, payroll information and other operating information to the Company's corporate headquarters. The Company utilizes this data to centrally monitor sales, product, labor and other costs and to prepare periodic financial and management reports. The Company believes that its centralized accounting, payroll, cash management, and information systems improve its ability to control and manage its operations efficiently.

Competition

In the contract foodservice segment, Daka competes with large national and multi-national companies as well as local and regional competitors. Some of the major national and international companies include ARAMARK, Canteen Corporation, Sodexho, Gardner Merchant, Compass, Marriott Corporation and Service America. The contract foodservice management business is highly competitive. Daka believes that competition is based on pricing, quality of service and reputation. Additionally, the ability of the foodservice contractor to make significant capital investments in the client's operation is a key factor in the competition for large new contracts.

The restaurant industry is highly competitive.
Fuddruckers and Champps compete with other national and international restaurant chains as well as local and regional operations. Competition within the industry is based principally on the quality, variety and price of food products served. Site location, quality of service and attractiveness of facilities are also important factors for a successful restaurant. The restaurant industry is affected by general economic conditions, changing tastes, population, traffic patterns and spending habits of guests. Fuddruckers and Champps believe that their competitive position is enhanced by providing guests with moderately-priced quality food in a comfortable atmosphere.

The Company believes that the businesses of Daka, Fuddruckers and Champps share important characteristics in their desire to provide guests with discernible value and the highest quality of customer service and dining atmosphere. While the restaurant industry has experienced intense competition for many years, contract foodservice providers can no longer rely upon the luxury of "captive customers," customers, such as employees of corporate foodservice clients or students, who spend a majority of their time in the same facility in which a foodservice operation is conducted. Today, guests who do not find menu offerings acceptable will simply eat elsewhere. This places contract foodservice providers in direct competition with local restaurants and fast food outlets for each guest's food dollar.
In addition, factors such as service, cleanliness and atmosphere are as important in a guest's dining decision as menu and food quality.

In response to this trend, the Company launched an internal program called "Be Our Guest" in its Daka operations. This program's goal is to emphasize Fuddruckers' guest focus and to effect a transition in the Daka organization to a similar guest-driven orientation, rather than a traditional "back-of-the-house" foodservice mentality. The Company has provided training, education and motivational programs for its associates to focus on providing quality service and to sustain a sensitivity to guest needs. The Company believes that by operating in a professional, restaurant-style manner where each of its associates place the guest first, both Daka and Fuddruckers can win guest loyalty.

Government Regulation

The Company is subject to various federal, state and local laws affecting its business. Its operations are subject to various health, sanitation and safety standards, federal and state labor laws, zoning restrictions, and state and local licensing, including the sale of alcoholic beverages. Federal and state environmental regulations have not had a material effect on the Company's operations to date. Fuddruckers is also subject to federal and state laws regulating franchise operations and sales. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises, or impose substantive standards on the relationship between franchisor and franchisee.

Research and Development

The Company is engaged in research activities relating to the development or improvement of new and existing products or services. Daka and Fuddruckers, together with its franchisees, utilize test kitchen facilities to develop recipes, test food products and equipment and set nutritional and quality standards. Fuddruckers and its franchisees test additional menu items in various markets on an on-going basis. These tests are coordinated through the corporate headquarters. Further, the Company employs a professional support staff to establish, maintain and enforce high standards of sanitation and safety in all phases of food preparation and service. The cost of research and development currently is not material to the Company's cost of operations.

Service Marks

Daka has registered certain trademarks and service marks with the United States Patent and Trademark Office and with certain states, including "Daka" and "Daka Restaurants."
In addition, the Company is in the process of registering certain trademarks with respect to its signature concepts including, among others, French Quarter Coffee Company. Fuddruckers has registered various service marks with the United States Patent and Trademark Office, including the trade names "Fuddruckers" and "Daiquiritas" and the "Fuddruckers - World's Greatest Hamburgers" logo. All of the service marks, and in particular the trade names, are of significant importance to the business of Fuddruckers. Fuddruckers has also registered various service marks in several foreign countries. The Company and its subsidiaries intend to protect their service marks through registration with appropriate governmental authorities.

Seasonality

As a result of the strong presence in the school and college sector, the contract foodservice and vending operations of Daka are subject to seasonal patterns. Revenues tend to be lower in June, July, August, December and January when school enrollment is reduced. Adding to the seasonal decline is a reduction in guests at corporate clients, whose employees take vacations during the summer.

Fuddruckers sales have historically been higher in March, June, July and August, and lower in January, February,
September and October, due primarily to dining habits of its guests and eating out trends of the general public.

Corporate Offices and Associates

DAKA International, Inc. is incorporated under the laws of the State of Delaware and employs 100 associates on a full-time basis, six of whom are executive officers.

The Company considers its relations with its associates to be good. Daka employs approximately 13,000 associates on a full-time and part-time basis. Approximately 10% of Daka's associates are represented for collective bargaining purposes by unions. No single union contract covers a significant number of any one associate group.

Fuddruckers is incorporated under the laws of the State of Texas and employs approximately 4,000 associates on a full-time and part-time basis. Substantially all restaurant associates, other than restaurant management, are compensated on an hourly basis. None of Fuddruckers' associates are covered by a collective bargaining agreement. Fuddruckers believes its working conditions and compensation package compare favorably with its competition.

DAKA International, Daka, Fuddruckers and ADC maintain their principal executive offices at One Corporate
Place, 55 Ferncroft Road, Danvers, Massachusetts 01923. The telephone number for the Company is (508) 774-9115.

Item 2.	  Properties.

As of July 1, 1995, the Company leased approximately
40,000 square feet of office space at its corporate headquarters in Danvers, Massachusetts at an average annual rental of $610,000 through November 30, 2001.

Fuddruckers owns the land and related improvements at 11 of the 98 Fuddruckers-owned restaurants with the balance of the restaurants operated pursuant to long-term leases. The location and general character of the properties of the Company are described in Item 1 of this Report.

Item 3.	  Legal Proceedings.

The Company and/or its subsidiaries are parties to various lawsuits. However, in the opinion of management and legal counsel, none of these legal proceedings would result in final judgments which would have a material adverse effect on the Company's consolidated financial statements.

Item 4.	  Submission of Matters to a Vote of Security Holders.

There were no matters submitted by the Company to a vote of Stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year for which this report is filed.

                                 PART II

Item 5.	  Market for the Registrant's Common Stock and Related
          Stockholder Matters.

The Common Stock of the Company is traded over-the-counter and is quoted on the Nasdaq Stock Market National Market under the symbol "DKAI." The following table sets forth the high and low bid prices of the Company's Common Stock during each quarter of the fiscal years ended July 1, 1995 and July 2, 1994.

	                                       1995 		 	             1994
                             	     High  	     Low 	     	High    	Low
1st Fiscal Quarter 	               15.50    	  13.50      11.00	   9.00

2nd Fiscal Quarter 	               16.25    	  12.88    	 11.50   	8.50

3rd Fiscal Quarter                	18.00    	  14.50     	13.63  	11.25

4th Fiscal Quarter 	               23.88    	  17.00    		13.88  	11.38

The Company has never paid cash dividends on shares of its Common Stock and does not expect to pay dividends in the foreseeable future.
The Company intends to retain all of its available funds for the operation and expansion of its business. In addition, the terms of the Company's line-of-credit agreement prohibit the payment of dividends on the Company's Common Stock. As of August 17, 1995, the approximate number of record holders of the Company's Common Stock was 3,910.

Item 6.	  Selected Financial Data.

The following selected financial information has been derived from the audited consolidated financial statements of the Company. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and the notes thereto included elsewhere in this Report.

                               July 1, 	July 2, 	June 26, 	June 27, 	June 29,
	                               1995 	    1994 	   1993 	    1992 	    1991
	 	                                (In thousands, except per share data)
Statement of Operations Data:

Total revenues 	               $320,605  $249,795  $182,663 	$164,217 $157,429

Income from continuing operations
 before income taxes 	         $ 14,409  $ 10,493  $  6,639  $  5,859 $  4,743
Income from continuing
 operations 	                     9,116  	  6,902  	  4,647  	  4,239  	 3,312
Discontinued operations, net 	 	 	 	 	                                    (863)
Gain on extinguishment of
 debt, net 	 	 	                                        462  		          1,570
Net income 	                      9,116  	  6,902  	  5,109  	  4,239 	  4,019
Income available for
 common stockholders 	         $  8,716  $  6,102  $  5,109  $  4,239 $  4,019

Earnings per share:
Primary:
 Income from continuing
  operations 	                 $   2.03  $   1.55  $   1.36  $   1.24 $    .88
 Income available for
  common stockholders 	            2.03  	   1.55  	   1.49  	   1.24  	  1.07

Fully diluted:
 Income from continuing
  operations 	                 $   1.18  $    .96  $    .80  $    .96  $   .88
 Income available for
  common stockholders 	            1.18  	    .96  	    .87  	    .96  	  1.07

Weighted average number of shares:
 Primary 	                        4,290  	  3,933    	3,423 	   3,411  	 3,765
 Fully diluted                   	8,728  	  8,579    	6,311 	   4,407   	3,765

Balance Sheet Data:

Total assets 	                 $167,780	 $118,855 	$ 89,273	 $ 74,893 $ 60,403
Long-term debt 	                 69,110   	47,452   	31,436   	26,797  	22,775
Stockholders'equity 	            49,736   	32,780   	26,504	   15,934   	7,989

Item 7.	  Management's Discussion and Analysis of Results of Operations and
          Financial Condition

                             RESULTS OF OPERATIONS
Summary

The Company achieved record earnings in 1995 as income before income taxes increased 37% to $14.4 million as compared to $10.5 million in 1994 and $6.6 million in 1993. Income after income taxes before extraordinary gain grew 32% to $9.1 million as compared to $6.9 million in 1994 and $4.6 million in 1993 while fully diluted earnings per share grew to $1.18 in 1995, an increase of 23% as compared to $.96 in 1994 which was 20% higher than the $.80 earned on a fully diluted basis in 1993.
The 20% increase in fully diluted earnings per share during 1994 as compared to 1993 came despite a 36% increase in the weighted average number of outstanding shares as a result of the Common Stock and Convertible Subordinated Notes sold in March 1993.

Foodservice

The following table sets forth, for the periods presented, certain financial information for the Company's foodservice business. For further financial information relating to the Company's foodservice business, see Note 13 of Notes to Consolidated Financial Statements.

                                    1995   	         1994 	           1993
Sales from profit and loss
 contracts 	                          100.0%  	        100.0%   	       100.0%
Operating expenses:
 Labor costs 	                        (33.9)          	(34.4)          	(31.8)
 Product costs                       	(36.3)          	(35.3)          	(35.0)
 Other operating expenses            	(15.9)          	(15.5)          	(15.5)
 Depreciation and amortization    	    (2.3)   	        (2.2)   	        (1.5)
                                   --------         --------         --------
Income from profit and loss
 contracts 	                           11.6%  	         12.6%   	        16.2%
                                   ========         ========         ========
Total foodservice revenues 	       $197,107    	    $156,469   	     $105,477
                                   ========         ========         ========
Managed volume:
 Management fee contracts 	        $107,959    	    $113,905 	       $ 74,170
 Profit and loss contracts 	        191,416       	  150,344       	  101,147
                                   --------         --------         --------
  Total managed volume 	           $299,375        	$264,249        	$175,317

Income from profit and loss
 contracts 	                       $ 22,144        	$ 19,007        	$ 16,341
Management fees 	                     5,691    	       6,125      	     4,330
                                   --------         --------         --------
Income from foodservice operations $ 27,835    	    $ 25,132    	    $ 20,671
                                   ========         ========         ========
Income from foodservice operations
 as a percentage of managed volume:
  Management fee contracts 	            5.3%            	5.4%            	5.8%
  Profit and loss contracts 	          11.6%    	       12.6%           	16.2%

Income from foodservice operations
 as a percentage of total managed
 volume 	                               9.3%    	        9.5%          	 11.8%

Income from foodservice operations
 as a percentage of total foodservice
 revenues                            	 14.1%    	       16.1%           	19.6%

Daka conducts its operations on the basis of two types of foodservice contracts with its clients. The first type is a management fee contract pursuant to which a client pays Daka a negotiated fee for overseeing and administering its foodservice operations and reimburses Daka for all costs incurred in providing such service. Management fee contracts are prevalent where companies subsidize food services as part of the benefits provided to employees and in elementary and secondary schools. The second type of contract is a profit and loss contract whereby Daka assumes the risk of profit or loss from the foodservice operations. Daka seeks to enter into profit and loss contracts whenever appropriate, believing it can achieve a greater level of profitability as a result of the flexibility it has in establishing menu mix and pricing in such contracts.

Managed volume in the foodservice segment increased
$35.2 million or 13% to $299.4 million in 1995 as compared to $264.2 million in 1994. The increase in managed volume was primarily due to $28.8 million of managed volume generated by the 110 educational and corporate foodservice contracts acquired from ServiceMaster Management Services L.P. ("SMMSLP") on February 8, 1995 by Daka Restaurants, L.P. ("DRLP"), an 80.01% owned consolidated subsidiary of Daka. The remaining 19.99% of DRLP is owned by SMMSLP. The remaining increase in managed volume is due to a combination of increased volume at existing foodservice operations and new contracts added during the year, offset in part by one less week of operations in 1995 as compared to 1994. The formation of the strategic partnership between Daka and SMMSLP was intended to provide both parties with cross selling opportunities. SMMSLP, with annual revenues of over $3 billion, is one of the country's largest providers of facility management services. Daka, through DRLP, will have the opportunity to provide the foodservice management component of the facility management services offered by SMMSLP. Managed volume in 1994 increased $88.9 million or 51% to $264.2 million, as compared to managed volume of $175.3 million in 1993. The increase in managed volume in 1994 as compared to 1993 was due to managed volume of $85.2 million associated with the educational foodservice contracts acquired from Service America Corporation on July 31, 1993, new contracts added during the year, and increased revenues from ongoing contracts as a result of one additional week of operation in 1994 as compared to 1993.

Income from foodservice operations increased 11% to $27.8 million in 1995 as compared to $25.1 million in 1994, which was 21% higher than the $20.7 million in 1993. The decrease in income from profit and loss contracts as a percentage of sales from profit and loss contracts during 1995 and 1994 is due to the overall lower operating margins associated with the educational foodservice contracts acquired in 1995 and 1994. Operating margins in the base foodservice business remained consistent from year to year while the acquired contracts performed as expected. The lower operating margins associated with the educational foodservice contracts acquired is typical of the educational foodservice industry and consistent with the operating margins in Daka's existing educational foodservice business. Lower labor costs in 1995 reflect the impact of the Company's ongoing safety program which resulted in lower workers compensation costs. Depreciation and amortization in 1995 and 1994 as a percentage of sales from profit and loss contracts increased primarily due to the amortization of goodwill associated with the acquired contracts.

Fuddruckers

The following table sets forth, for the periods presented, certain financial information for Fuddruckers. For further financial information related to Fuddruckers, see Note
13 of Notes to Consolidated Financial Statements.

                                1995          	    1994             	 1993
Sales from Fuddruckers-owned
 restaurants 	                   100.0%	            100.0% 	           100.0%
Operating expenses:
 Labor costs                    	(28.8)            	(28.8)            	(30.4)
 Product costs 	                 (27.8)            	(27.8)            	(28.1)
 Other operating expenses       	(25.7)            	(25.7)            	(26.8)
 Depreciation and amortization 	  (4.8)   	          (4.6)   	          (4.4)
                              --------           --------           --------
Income from restaurant operations 12.9% 	            13.1% 	            10.3%
                              ========           ========           ========
Restaurant sales 	            $110,703          	$ 87,030          	$ 72,868
                              ========           ========           ========
Income from restaurant
 operations 	                 $ 14,252          	$ 11,400          	$  7,503
Franchising income 	             5,372        	     4,318    	         4,318
                              --------           --------           --------
Income from restaurant
 and franchising operations 	 $ 19,624          	$ 15,718          	$ 11,821
                              ========           ========           ========

Number of restaurants (end of period):
 Fuddruckers-owned 	                98                	75                	61
 Franchised 	                       70      	          75    	            79
                              --------           --------           --------
Total restaurants 	                168    	           150        	       140
                              ========           ========           ========

Total revenues from restaurant and franchising operations in 1995 increased $24.7 million or 27% to $116.1 million whereas revenues from restaurant and franchising operations in 1994 increased $14.1 million or 18% to $91.3 million, as compared to total revenues of $77.2 million in 1993.

Sales in Fuddruckers-owned restaurants increased
$23.7 million or 27% during 1995. This increase is due to a combination of $12.7 million of sales at 17 restaurants acquired from franchisees during the second half of 1994 and in 1995, $14.6 million of sales at 22 new restaurants opened in 1995 and a 0.8% increase in comparable restaurant sales offset, in part, by a $1.5 million decrease in sales resulting from the closing and/or sale of five restaurants and the effect of 52 weeks of sales in 1995 whereas 1994 had 53 weeks. Sales at Fuddruckers-owned restaurants increased $14.1 million or 19% to $87.0 million in 1994 as compared to $72.9 million in 1993.
This increase is due to a 2% increase in comparable restaurant sales, a $2.2 million increase associated with the twelve franchised restaurants acquired in the second half of 1994, $5.6 million due to the six franchised restaurants in the Atlanta market acquired in late 1993, a $5.8 million increase due to the opening of new restaurants in 1993 and 1994, $1.4 million due to 53 weeks in the year, offset partially by a decrease of $2.3 million due to closed restaurants.

Franchise income increased $1.1 million in 1995 as compared to 1994, primarily due to revenue generated from the sale of several multi-unit development agreements in both the United States and internationally which helped offset the reduction in royalty income resulting from the acquisition of 17 restaurants from franchisees during the second half of 1994 and in 1995. Franchise income remained consistent in 1994 compared to 1993 at $4.3 million as eight new domestic and eight foreign franchise restaurants were opened, offsetting the royalty income lost as twelve domestic franchise restaurants were acquired during the second half of 1994.

Income from restaurant operations increased $2.9
million or 25% to $14.3 million in 1995 compared to $11.4 million in 1994 with margins as a percentage of sales at 12.9% remaining relatively consistent in comparison to the significantly improved margins in 1994 as compared to 1993. Income from restaurant operations increased $3.9 million or 52% to $11.4 million in 1994 as compared to $7.5 million in 1993 and increased as a percentage of sales from 10.3% in 1993 to 13.1% in 1994. The improvement in operating margins can be attributed to lower operating expenses associated with the acquired Atlanta restaurants, strong operating results at the new restaurants opened, the closing of marginally profitable restaurants, and improved product costs through national purchasing programs. Depreciation and amortization in 1995 and 1994 increased slightly as a percentage of sales due to preopening costs associated with the new restaurants opened and new point of sale equipment installed at all restaurants.

Champps

The following table sets forth certain financial information for Champps. For further financial information related to Champps, see Note 13 of Notes to Consolidated Financial Statements. The operating data presented below for Champps in 1994 is from March 29, 1994 (date of acquisition) through July 1, 1995.

                                            1995 	           1994
Sales from Champps restaurants 	            100.0% 	         100.0%
Operating expenses:
 Labor costs 	                              (33.9)          	(34.4)
 Product costs 	                            (29.2)          	(29.1)
 Other operating expenses 	                 (18.1)          	(18.5)
 Depreciation and amortization 	             (3.2)    	       (2.7)
                                          -------          -------
Income from restaurant operations 	          15.6% 	          15.3%
                                          =======          =======
Restaurant sales 	                        $ 7,423         	$ 1,978
                                          =======          =======

Income from restaurant operations 	       $ 1,161    	     $   302
                                          =======          =======

Number of restaurants 	                         2    	           2
                                          =======          =======

Champps results for 1995 reflect the first full year of operating results since the restaurants were acquired on March 29, 1994. The decrease in labor costs as a percentage of sales in 1995 as compared to 1994 is principally due to increased comparable restaurant sales of 1.9%. Champps currently has two restaurants under construction in Ohio with planned opening dates of November and December 1995. Champps plans to open up to four new restaurants in fiscal 1996.

Selling, General and Administrative Expenses

Selling, general and administrative expenses including depreciation and amortization related to corporate assets amounted to $30.6 million, $28.1 million and $23.8 million in 1995, 1994 and 1993, respectively. Selling, general and administrative expenses as a percentage of total managed volume of $418 million, $353 million and $248 million in 1995, 1994 and 1993, respectively, which includes foodservice managed volume, restaurant sales at Fuddruckers-owned and Champps restaurants, aggregated 7.3%, 7.9% and 9.6%, respectively.

The $2.5 million increase in selling, general and administrative expenses in 1995, compared to 1994 was primarily due to overhead related to the acquired foodservice contracts, approximately $1.3 million of additional Fuddruckers' marketing expenses associated with television advertising in markets where there is now adequate penetration to justify such advertising and a $452,000 increase in Champps selling, general and administrative expenses reflecting a full year of expenses in 1995 as compared to 1994 which included expenses from March 29, 1994 (date of acquisition) through year end. The increase in total selling, general and administrative expenses of $4.3 million in 1994, as compared to 1993 was due primarily to approximately $2 million of field overhead related to the acquired educational foodservice contracts and the increased number of Fuddruckers restaurants, $928,000 of costs associated with the expanded foodservice sales force, and $245,000 related to Champps. The remaining increase was due to higher marketing and other corporate expenses.

Interest Expense

Interest expense amounted to $4.3 million, $2.7 million, and $2.4 million in 1995, 1994 and 1993, respectively. In 1995, interest expense increased $1.6 million or 59% due to increased borrowings under the Company's line-of-credit used to finance acquisitions, capital expenditures for the 22 new Fuddruckers restaurants opened in 1995, and capital expenditures at client facilities. Interest expense associated with the higher level of debt in 1995 was offset, in part, by a combination of lower interest rates and lower interest costs associated with the Convertible Subordinated Notes as a result of the conversion of approximately $8.2 million of Convertible Subordinated Notes in the second half of 1995. Interest expense in 1994 increased $377,000, or 16% compared to 1993, as a result of an overall higher level of debt due to borrowings under the Company's line-of-credit, used principally to fund a portion of the purchase price and working capital of the acquired foodservice contracts as well as other acquisitions completed by the Company in fiscal 1994.

Income Taxes

The Company files consolidated income tax returns for federal income tax purposes. At July 1, 1995 the Company had net operating loss carryforwards of approximately $8.9 million. The carryforwards expire at various dates through 2006, can only be applied against the taxable income of Fuddruckers up to approximately $1.1 million per year and are a significant factor in lowering the Company's effective income tax rate. The Company's effective tax rate on income before extraordinary item was 36.7%, 34.2%, and 30.0% in 1995, 1994 and 1993, respectively. The increase in the Company's effective tax rate in 1995 and 1994 was a result of an increase in Federal corporate tax rates on companies earning in excess of $10 million per year and the fixed amount of the net operating loss carryforward which the Company can utilize each year. In addition, in 1995, the targeted jobs tax credit, which was a significant factor in lowering the Company's effective tax rate, expired on December 31, 1994. Further contributing to the increase in the Company's overall effective tax rate was an increase in state income taxes as a result of the Company increasing operations in high tax rate jurisdictions or becoming subject to income taxes in high tax rate jurisdictions in which it did not previously do business.

The Company adopted  Statement of Financial
Accounting Standards No. 109 - "Accounting for Income Taxes" ("SFAS 109") in 1994. The Company elected to record the effect of adopting SFAS 109 in the 1994 consolidated financial statements, rather than by restating prior year's financial statements. The adoption of SFAS 109 had no material impact on net income and earnings per share.

Gain on Extinguishment of Debt

During 1993, in connection with the repayment of debt using the proceeds from the sale of Common Stock and Convertible Subordinated Notes, the Company negotiated certain discounts in exchange for up-front cash payments. In addition, a majority owned subsidiary settled certain debt in exchange for an up-front cash payment. The Company's interest in such gains, net of related expenses and income taxes, are reported as an extraordinary gain.

Earnings Per Share

Primary earnings per share in 1995 increased 31% due to increased earnings and lower Preferred Stock dividends despite 684,330 additional shares issued in connection with the conversion of certain convertible debentures. Primary earnings per share on income before extraordinary item increased 14% in 1994 as compared to 1993 due to a 49% increase in income before extraordinary item offset, in part, by the effect of the $800,000 Preferred Stock dividend and the additional shares outstanding as a result of the sale of 575,000 shares of Common Stock in March 1993.

Fully diluted earnings per share in 1995 increased
23% due to increased earnings, offset partially by an increase in the weighted average number of outstanding shares principally due to the granting of 154,905 of employee stock options. The 20% increase in fully diluted earnings per share on income before extraordinary item in 1994 was due to increased earnings offset by an increase in the weighted average number of outstanding shares as a result of the Common Stock and Convertible Subordinated Notes sold in March 1993. Lower fully diluted earnings per share, as compared to primary earnings per share, is due to the inclusion, in the computation of fully diluted earnings per share, the weighted average number of shares issuable upon conversion of the Preferred Stock and Convertible Subordinated Notes. As such, there is no impact on fully diluted earnings per share upon conversion of Convertible Subordinated Notes or Preferred Stock. Shares issuable upon conversion of the Convertible Subordinated Notes or Preferred Stock are not included in the computation of primary earnings per share since such securities were not considered Common Stock equivalents at the time of issuance.

Seasonality

As a result of the Company's strong presence in the educational foodservice segment, the contract foodservice and vending operations of Daka are subject to seasonal patterns. Revenues tend to be lower in June, July, August, December and January when school enrollment is reduced. The seasonal decline is further accentuated by corporate clients, whose employees take vacations during the summer.

Fuddruckers' sales have historically been higher in March, June, July and August, and lower in January, February,
September and October, due primarily to dining habits of its guests and eating out trends of the general public.

Accounting Pronouncement Not Yet Adopted

In March 1995, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards No. 121
- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121, which is not effective until the Company's fiscal year beginning July 1, 1996, requires an evaluation of the productive assets of the Company in relation to the future cash flows generated in order to determine if an impairment of the assets' value exists.
 Management has not yet fully determined the impact of SFAS 121, but it is not expected to have a material impact on the Company's results of operations and financial condition.

                     FINANCIAL CONDITION AND LIQUIDITY

Working capital amounted to $10.2 million at July 1, 1995, an increase of $4.9 million, as compared to working capital of $5.3 million at July 2, 1994. Cash on hand at July 1, 1995 aggregated $7.2 million, an increase of $2.2 million as compared to cash on hand of $5.0 million at July 2, 1994.

In 1995 the Company amended its revolving line-of-credit agreement increasing the Company's borrowing capacity from $35 million to $75 million and extended the maturity date to December 1997. At July 1, 1995, the Company had available borrowing capacity of approximately $23 million under its line-of-credit agreement. Also in 1995, the Company arranged for sale-leaseback financing of $30 million for up to 25 newly constructed Fuddruckers restaurants. At July 1, 1995, $24.3 million of the sale-leaseback financing was available for use. Any unused commitment expires on September 12, 1995. The Company has also arranged separate sale-leaseback financing for the construction of up to three new Champps restaurants.

Cash used for capital expenditures aggregated $36.0 million during 1995 and included leaseholds and equipment for the 22 new Fuddruckers restaurants opened in 1995, leaseholds and equipment for Fuddruckers restaurants currently under construction and scheduled to open during the first half of fiscal 1996, upgrades at existing Fuddruckers restaurants, upgrading of data processing systems, and improvements made to facilities of foodservice clients. Also during 1995, the Company paid approximately $22.1 million in cash for the educational and corporate foodservice contracts and related assets of ServiceMaster, certain foodservice contracts acquired from Rowe, Inc. and one franchised Fuddruckers restaurants acquired.

Cash used to fund the capital expenditures and the 1995 acquisitions was obtained from the approximately $24.4 million of cash provided by operating activities, $30 million of borrowing under the Company's line-of-credit agreement and $5.7 million of proceeds received from sale-leaseback financing completed for five Fuddruckers restaurants. In addition, the purchase price for the working capital assets, which consisted primarily of accounts receivable related to the foodservice contracts acquired from ServiceMaster, was financed by the issuance of a deferred payment obligation which was paid by the Company in June 1995.

The Company has kept its restaurants and foodservice locations in good condition and does not believe that significant capital expenditures will be required in the near future to maintain these properties.

Long-term debt includes, among other things, $20,538 of remaining Convertible Subordinated Notes. The Notes mature on March 15, 2003, bear interest at 7%, require semi-annual payments of interest only, may be converted by the holder into Common Stock of the Company at $12 a share at any time and may be redeemed by the Company at any time after March 26, 1996. During 1995 $8,212 of Notes were converted into Common Stock. Subsequent to year end an additional $4,158 of Notes were converted into Common Stock.

The Company plans to open 30 new Fuddruckers restaurants, continue to make improvements at facilities of its foodservice clients, invest in improved data processing systems and open between two and four new Champps restaurants in 1996. Management believes that cash flow from operations, existing cash, sale-leaseback financing and available borrowings under its line-of-credit will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements for the foreseeable future.

Item 8.	  Financial Statements and Supplementary Data.

The information required under this Item 8 is set forth on pages F-1 through F-22 of this Report.

Item 9.	  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no items that are required to be disclosed pursuant to this Item.


                                   PART III

Item 10.   Directors and Executive Officers of the Registrant.

Directors of Registrant

There is incorporated in this Item 10 by reference that portion of the Company's definitive Proxy Statement relating to its Annual Meeting to be held on December 6, 1995, appearing therein under the captions "Election of Directors" and "Directors and Committees."

Executive Officers of the Registrant

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the regular meeting of the Board of Directors and until his successor is duly elected and qualified. The executive officers of the Company are as follows:

Name				                     Age			     Position
----                         ---        --------
William H. Baumhauer		       47			      Chairman of the Board and
                                   				  Chief Executive Officer

Allen R. Maxwell		           56			      Director, President and
                                      	  Chief Operating Officer

Michael A. Woodhouse	  	     50			      Senior Vice President and
                                    			  Chief Financial Officer and Treasurer

David G. Parker			           47			      Senior Vice President and
                                 						  Chief Administration Officer

Charles W. Redepenning, Jr.  39			      Senior Vice President, General
                                     		  Counsel and Secretary

William H. Baumhauer has served as Chairman of the Board and Chief Executive Officer of the Company since November 1990 and as a Director since September 1988. He served in the capacity of President and Chief Operating Officer of the Company from September 1988 to November 1990. Mr. Baumhauer also serves Fuddruckers as Chairman of the Board and President since 1985 and previously in other executive officer capacities since joining Fuddruckers in 1983.

Allen R. Maxwell has served as President and Chief
Operating Officer of the Company since November 1990 and as a Director and President of Daka, Inc. since September 1988. He served as the Executive Vice President of the Company from September 1988 to November 1990. Previously he served as the Executive Vice President of Administration of Daka, Inc. and in other executive capacities since the formation of Daka, Inc. in 1973.

Michael A. Woodhouse joined the Company in June 1993.
 Prior to joining the Company, he was Chief Financial Officer of TIA'S, Inc. from June 1992 through June 1993; Executive Vice President and Chief Financial Officer of Metromedia Steakhouses, Inc. from June 1989 to May 1992 and Executive Vice President and Chief Financial Officer of TGI Fridays, Inc. from June 1987 to June 1989.

David G. Parker has served as Chief Administrative
Officer for the Company since November 1990 and as Senior Vice President - Administration of the Company since January 1989. Previously he served in various executive capacities for Fuddruckers including Senior Vice President and Vice President of Purchasing and Administration.

Charles W. Redepenning, Jr. has served as Senior Vice
President of the Company since January 1991 and as General
Counsel and Secretary of the Company since November 1988. He also served as Vice President, General Counsel and Secretary of Fuddruckers since July 1987.

Item 11.   Executive Compensation.

There are incorporated in this Item 11 by reference those portions of the Company's definitive Proxy Statement relating to its Annual Meeting to be held on December 6, 1995, appearing therein under the caption "Executive Compensation."

Item 12.   Security Ownership of Certain Beneficial
Owners and Management.

There is incorporated in this Item 12 by reference that portion of the Company's definitive Proxy Statement relating to its Annual Meeting to be held on December 6, 1995, appearing therein under the caption "Principle Stockholders."

Item 13.   Certain Relationships And Related
Transactions.

There are no items that are required to be disclosed pursuant to this item.

                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following are being filed as part of this Annual Report on Form 10-K.

A.	Financial Statements:

   Independent Auditors' Report

   Consolidated Balance Sheets - July 1, 1995 and July 2, 1994.

   Consolidated Statements of Income - Years ended July 1, 1995,
   July 2, 1994 and June 26, 1993.

   Consolidated Statements of Cash Flows - Years ended July 1, 1995, July 2, 1994, and June 26, 1993.

   Consolidated Statements of Stockholders' Equity - Years ended
   July 1, 1995, July 2, 1994, and June 26, 1993.

   Notes to Consolidated Financial Statements - Years ended July 1, 1995, July 2, 1994, and June 26, 1993.

B.	Financial Statement Schedules:

   There are no Financial Statement Schedules required to be filed. Information required by Article 12 of Regulation S-X with respect to Valuation and Qualifying Accounts has been included in the Notes to the Consolidated Financial Statements.

C.	Exhibits:

4.4(a)	Certificate of Incorporation Registration.

4.5*	  Certificate of Designation, Preferences and Rights of Preferred
       Stock by Resolution of the Board of Directors Providing for the Issue of 100,000 Shares of Preferred Stock Designated the Series A Preferred Stock.

4.6(a)	By-laws of Registrant.

4.6(a)	Specimen Certificate for Common Stock of Registrant.

4.7*	  Form of 7% Convertible Subordinated Note due 2003 (included as
       Exhibit A to Exhibit 4.8).

4.8*	  Form of Indenture between the Registrant and The First National Bank of Boston, as Trustee.

10.1*	 Employment Agreement dated January 1, 1992 between Registrant and
       William H. Baumhauer.

10.2*	 Employment Agreement dated January 1, 1992 between Registrant and
       Allen R. Maxwell.

10.4(b)	Amended and Restated Trust Agreement dated as of October 1, 1984 and the Second through Seventh Amendments thereto most recently dated September 15, 1990, relating to the Daka Thrift Plan.

10.6(a)	Incentive Stock Option Plan of the Registrant.

10.7(a)	Non-Qualified Stock Option Plan of the Registrant.

10.8*	  Senior Executive Stock Option Plan of the Registrant.

10.9*	  Primary Distribution Agreement effective December 1, 1992
        between the Registrant and Kraft Foodservice, Inc.

10.10*	 Purchase Agreement dated June 6, 1992 between the Registrant and the Estate of Gerald R. Mason.

10.11(c)Exchange Agreement dated as of September 6, 1991 among Terry
        Vince, Sybil Vince, the Registrant and Daka, Inc.

10.12(d)Preferred Stock Purchase Agreement dated as of October 23, 1991 and amended by Amendment No. 1 dated as of December 19, 1991, among the Registrant, First Capital Corporation of Chicago and Cross Creek Partners I.

10.13*	 Registration Agreement dated January 17, 1992, among the Registrant,
        First Capital Corporation of Chicago and Cross Creek Partners I.

10.14*	 Amended and Restated Credit Agreement dated April 29, 1994 between the Company and the Chase Manhattan Bank, as agent, and related notes and security agreements.

10.15*	 Non-Competition Agreement dated October 4, 1991 between the
        Registrant, Daka, Inc. and Terry Vince.

10.16*	 Letter Agreement dated March 27, 1992 between the Registrant and
        Atlantic Restaurant Ventures, Inc.

10.17(e)Asset Purchase Agreement by and among Daka, Inc. as Buyer and
        Service America Corporation as Seller, dated July 30, 1993.

10.18*	 Asset Purchase Agreement between Discus Corporation and certain of its subsidiaries as sellers and Fuddruckers, Inc. as buyer dated April 15, 1994.

10.19*	 Americana Dining Corporation Stock Purchase Agreement (formerly
        Champps Development Corporation) dated March 3, 1994.

10.20*	 Financing Commitment from Casual Dining Ventures, Inc., a wholly owned subsidiary, to Americana Dining Corporation (formerly Champps Development Corporation).

10.21* First Amendment Agreement dated as of December 30, 1994 among DAKA International, Inc. and the Chase Manhattan Bank, N.A.

10.22(f) Business Transfer Agreement by and between Daka Restaurants, L.P.
         as Transferee and ServiceMaster Management Services L.P. as Transferor as of February 8, 1995.

10.23(f) Limited Partnership Agreement of Daka Restaurants, L.P. as of
         February 8, 1995.

10.24(f) Put and Call Agreement by and between DAKA International, Inc.
         and ServiceMaster Management Services L.P. as of February 8, 1995.

10.25* Second Amendment Agreement dated as of March 21, 1995 among DAKA International, Inc. and the Chase Manhattan Bank, N.A.

11**	   Computation Regarding Per Share Earnings.

21**	   Subsidiaries of the Registrant.

23**    Consent of Deloitte & Touche LLP.

24**    Powers of Attorney.


----------------

*	  Previously filed.
**	 Filed herewith.

(a)	Exhibit to Registrant's Registration Statement on Form S-4
    (No. 33-24819), as filed on October 7, 1988 and amended by Amendment No. 1, filed on October 13, 1988, and incorporated herein by reference.

(b)	Exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990, and incorporated herein by reference.

(c)	Exhibit to the Registrant's Current Report on Form 8-K dated
    October 4, 1991, and incorporated herein by reference.

(d)	Exhibit to the Registrant's Current Report on Form 8-K dated
    January 17, 1992, and incorporated herein by reference.

(e)	Exhibit to the Registrant's Current Report on Form 8-K dated
    August 16, 1993, and incorporated herein by reference.

(f)	Exhibit to the Registrant's Current Report on Form 8-K dated
    February 23, 1995, and incorporated	herein by reference.

D.	Reports on Form 8-K

The Company filed Form 8-K/A on April 21, 1995 with respect to the acquisition of the educational and corporate dining contracts of ServiceMaster Management Services L.P. by Daka Restaurants, L.P. an 80.01% consolidated subsidiary of Daka.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



				                                   DAKA INTERNATIONAL, INC.
				                                  	(Registrant)


                                   				By: /s/Michael A. Woodhouse
                                          -------------------------
                               					       Michael A. Woodhouse
                                					      Senior Vice President, Chief
                                           Financial Officer and Treasurer
                                  	       (Principal Financial and Principal
                                           Accounting Officer)

Date:

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature					                   Title
---------                        -----

/s/William H. Baumhauer         	Chairman of the Board and
-----------------------          Chief Executive Officer
William H. Baumhauer			          (Principal Executive Officer)

Allen R. Maxwell*				            Director, President and
                                 Chief Operating Officer

E. L. Cox*				                  	Director

Timothy A. Dugan*			            	Director

Eric C. Larson*				             	Director

Erline Belton*			              		Director

Alan D. Schwartz*				            Director


/s/Michael A. Woodhouse        		Senior Vice President, Chief Financial
-----------------------        		Officer and Treasurer
Michael A. Woodhouse          		(Principal Financial and Principal
                                 Accounting Officer)


*By: /s/William H. Baumhauer   		Date:
     -----------------------
     William H. Baumhauer
     Attorney-In-Fact

INDEPENDENT AUDITORS' REPORT

DAKA International, Inc.:

We have audited the accompanying consolidated balance sheets of DAKA International, Inc. and its subsidiaries as of July 1, 1995 and July 2, 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended July 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
 We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DAKA International, Inc. and its subsidiaries as of July 1, 1995 and July 2, 1994 and the results of their operations and their cash flows for each of the three years in the period ended July 1, 1995, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Boston, Massachusetts
August 29, 1995

                         DAKA INTERNATIONAL, INC.
                       CONSOLIDATED BALANCE SHEETS
             (Dollars in thousands, except per share amounts)

                                               July 1, 	 	     July 2,
                                                1995      	 	   1994
ASSETS:
Current assets:
 Cash and cash equivalents 	                  $  7,236    	 	 $  5,040
 Accounts receivable, net                      	29,844       	 	25,642
 Inventories 	                                   9,295        	 	7,730
 Prepaid expenses and other current assets 	     1,530    	 	    1,743
                                              --------        --------
  Total current assets 	                        47,905     	    40,155
                                              --------        --------
Property and equipment:
 Land                                           	8,751        	 	6,109
 Buildings and leasehold improvements          	74,106        		57,036
 Equipment 	                                    32,467   	 	    24,107
                                              --------        --------
	                                              115,324      	 	 87,252
 Accumulated depreciation and amortization     (28,811)   	 	  (23,489)
                                              --------        --------
  Property and equipment, net 	                 86,513    	 	   63,763
                                              --------        --------

Investments in, and advances to, affiliates 	      511           	 	80
Other assets, net 	                             30,524       	 	14,671
Deferred income taxes 	                          2,327    	        186
                                              --------        --------
                                             	$167,780     	 	$118,855
                                              ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                            	$ 19,492     	 	$ 16,988
 Accrued expenses 	                             17,364       	 	16,501
 Current portion of long-term debt                	613         		1,312
 Deferred income taxes 	                           236    	         85
                                              --------        --------
  Total current liabilities 	                   37,705    	  	  34,886
                                              --------        --------

Long-term debt                                 	68,497       	 	46,140
Other long-term liabilities                     	8,830        	 	3,133
Minority interests 	                             3,012        	 	1,916

Commitments and contingencies (Note 10)

Stockholders' equity:

Preferred Stock, $.01 par value;
 $100 liquidation preference;
 1,000,000 shares authorized; 100,000
 shares issued and outstanding at
 July 1, 1995 and July 2, 1994 	                     1    	 	        1

Common Stock, $.01 par value;
 20,000,000 shares authorized;
 4,495,193 and 3,773,503 issued and
 outstanding at July 1, 1995 and
 July 2, 1994 	                                     46   	 	        38
Capital in excess of par value                 	38,848       	 	30,616
Retained earnings 	                             10,841    	      2,125
                                              --------        --------
Total stockholders' equity 	                    49,736     	 	  32,780
                                              --------        --------
	                                             $167,780     	 	$118,855
                                              ========        ========

See notes to consolidated financial statements.

                          DAKA INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
        Years Ended July 1, 1995, July 2, 1994 and June 26, 1993
                (In thousands, except per share amounts)

                                       1995          1994          1993
Revenues:
 Sales 	                              $309,542    		$239,352     	$174,015
 Management fees and
  franchising income 	                  11,063   	    10,443         8,648
                                      --------      --------      --------
                                       320,605   	   249,795   	   182,663
                                      --------      --------      --------
Costs and expenses:
 Cost of sales and
  operating expenses 	                 262,017     		201,189    	 	145,395
 Selling, general and
  administrative expenses              	29,742     	 	27,304     	 	23,434
 Depreciation and amortization 	        10,820      	 	8,223      	 	5,186
 Interest expense 	                      4,256      	 	2,738      	 	2,361
 Interest income                         	(631)      	 	(251)      	 	(428)
 Minority interests 	                       (8)   	   	   99            76
                                      --------      --------      --------
                                       306,196   	   239,302       176,024
                                      --------      --------      --------

Income before extraordinary
 item and income taxes	                 14,409     	 	10,493      	 	6,639
Income tax expense 	                     5,293         3,591         1,992
                                      --------      --------      --------
Income before extraordinary item        	9,116      	 	6,902  	     	4,647
Extraordinary item-gain on
 extinguishment of debt, net 	                                         462
                                      --------      --------      --------
Net income                              	9,116       		6,902      	 	5,109
Preferred Stock dividends 	                400  	 	      800
                                      --------      --------      --------
Income available for
 common stockholders                 	$  8,716   	 	$  6,102   	 	$  5,109
                                      ========      ========      ========
Earnings per share:
Primary:
 Income before extraordinary item 	   $   2.03  	   $   1.55   	 	$   1.36
 Income available for
  common stockholders                    	2.03        		1.55       	 	1.49

Fully diluted:
 Income before extraordinary item 	       1.18       	 	0.96       	 	0.80
 Income available for
  common stockholders 	                   1.18        		0.96       	 	0.87

See notes to consolidated financial statements.

                           DAKA INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
          Years Ended July 1, 1995, July 2, 1994 and June 26, 1993
                              (In thousands)

                                         1995    	 	   1994    	 	   1993
Cash flows from operating activities:
Net income                             	$  9,116    	 $  6,902   	 	$  5,109
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization          	10,820      	 	8,223     	  	5,186
  Extraordinary gain and other 	            (139)                	 	  		(566)
  Deferred income taxes 	                 (1,990)
  Minority interests                         	(8)       	 	109        	 	191

Change in assets and liabilities, net of
 acquisitions:
  Accounts receivable                     	4,139     	 	(9,357)     		(2,230)
  Inventories 	                              (58)      	 	(652)      	 	(377)
  Other assets                           	(3,090)       	 	868     	 	(1,250)
  Accounts payable and accrued expenses     	(46)     	  2,579          (606)
  Other long-term liabilities 	            5,697        	  800  	 	     (365)
    Net cash provided by                --------      --------      --------
      operating activities 	              24,441         9,472   	     5,092
                                        --------      --------      --------

Cash flows from investing activities:
Purchase of property and equipment      	(35,968)    		(14,702)    	 	(4,119)
Proceeds from sale of property
 and equipment                            	1,227        	 	477        	 	468
Investment in, and advances to affiliates 	 (120)       	 	(80)
Cash paid for acquisitions, net of
 cash acquired of $175, $163 and
 $14, respectively 	                     (11,954)      (19,259)       (4,420)
                                        --------      --------      --------
  Net cash used in investing activities  (46,815)  	 	 (33,564)       (8,071)
                                        --------      --------      --------

Cash flows from financing activities:
Borrowing under line-of-credit
 agreement                               	30,300     	 	15,669
Repayments of long-term debt and
 deferred purchase price                	(11,418)    	 	(1,339)   	 	(24,316)
Proceeds from sale-leaseback facility     	5,741
Sale of Preferred Stock by subsidiary 	               	 	1,103
Payment of Preferred Stock dividends 	      (400)      		(800)
Proceeds from sale of Common Stock,
 net of costs of $563 	 	                                         	 	 	5,187
Proceeds from sale of Convertible Notes,
 net of costs of $1,284 	 	 	 	                                      	27,466
Other 	                                      347    	 	   116 	  	       274
                                        --------     --------       --------
  Net cash provided by
   financing activities 	                 24,570   	   14,749          8,611
                                        --------     --------       --------

Net increase (decrease) in
 cash and cash equivalents	                2,196    	 	(9,343)      	 	5,632

Cash and cash equivalents,
 beginning of year 	                       5,040   	   14,383          8,751
                                        --------     --------       --------
Cash and cash equivalents,
 end of year                           	$  7,236  	 	$  5,040      	$ 14,383
                                        ========     ========       ========

Supplemental cash flow disclosures:
Cash paid for:
Interest 	                              $  4,897   	 $  2,541      	$  1,878
Income taxes 	                          $  5,534  	 	$  4,022    	 	$  1,932

During 1995, 1994 and 1993, the Company acquired
$856, $1,674 and $829 of assets by assuming directly related liabilities and by entering into capital leases.

See notes to consolidated financial statements.

                              DAKA INTERNATIONAL, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             Years Ended July 1, 1995, July 2, 1994 and June 26, 1993
                    (Dollars in thousands, except per share data)

                     	 	 	 	 	 	 	                             Retained
                  Preferred Stock   Common Stock     Capital   Earnings 	    Total
                Outstanding  Par   Outstanding Par  In Excess	(Accumulated  Stockholders'
 	                Shares 	  Value 	   Shares  Value 	 of Par 		 Deficit) 	    Equity
Balance,
 June 28, 1992 	  100,000  	$1  		 3,078,720  $31  	 $24,988  	 $(9,086)   	$15,934

Sale of Common
 Stock, net 	 	 	                   	575,000   	6    		5,181  	            	 	5,187
Employee stock
 options exercised                    76,675             274                    274
Net income                                                        5,109       5,109
                  -------   --     ---------  ---    -------    -------     -------
Balance,
 June 26, 1993    100,000    1     3,730,395   37     30,443     (3,977)     26,504

Employee stock
 options exercised 	 	 	 	            43,108  	 1  	 	   173  	 	            	  174
Preferred Stock
 dividends 	 	 	 	 	 	 	 	 	                                       (800)     	 (800)
Net income 	      	          	 	                	   	             6,902       6,902
                  -------   --     ---------  ---    -------    -------     -------
Balance,
 July 2, 1994 	   100,000  	 1  	 	3,773,503 	 38  	  30,616      2,125   	  32,780

Employee stock
 options exercised 	 	 	             	37,360  	 1  	   	 339  	            	 	  340
Shares issued upon
 conversion of certain
 Convertible Subordinated
 Notes, net 	 	 	 	                  684,330 	  7 	 	  7,893            	 		  7,900
Preferred Stock dividends 	 	 	 	 	 	 	 	                         	(400)      	(400)
Net income 	           	         	 	               	 	            9,116    	  9,116
                  -------   --     ---------  ---    -------    -------     -------
Balance,
 July 1, 1995 	   100,000   $1  		 4,495,193	 $46  	 $38,848  	 $10,841    	$49,736
                  =======   ==     =========  ===    =======    =======     =======


See notes to consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           Years Ended July 1, 1995, July 2, 1994 and June 26, 1993
               (Dollars in thousands, except per share amounts)

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of DAKA International, Inc. (the
"Company") and its majority-controlled subsidiaries.
Significant intercompany balances and transactions have been eliminated in consolidation.

Business

The Company's principal subsidiaries, Daka, Inc.
("Daka"), Fuddruckers, Inc. ("Fuddruckers") and Americana Dining Corporation ("ADC"), operate in the contract foodservice and restaurant industries. Daka provides restaurant style contract foodservice management at a variety of schools and colleges as well as other facilities. Fuddruckers owns, operates and franchises Fuddruckers restaurants throughout the United States and in Canada, Mexico, Australia and the Middle East. ADC, a majority controlled subsidiary acquired during fiscal 1994, owns and operates two restaurants in the Minneapolis area under the name "Champps Sports Cafe" pursuant to a license agreement from Champps Entertainment, Inc., licensor and franchisor of Champps restaurants .

Fiscal Year

The Company's fiscal year ends on the Saturday closest to June 30th. For purposes of these notes to the consolidated financial statements, the fiscal years ended July
1, 1995, July 2, 1994 and June 26, 1993 are referred to as 1995,
1994 and 1993, respectively.  Fiscal 1995, 1994 and 1993 contain
52, 53 and 52 weeks, respectively.

Classifications

Certain reclassifications have been made to the prior years' consolidated financial statements in order to conform to the 1995 presentation. Such reclassifications had no effect on previously reported results of operations.

Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Concentration of Credit Risk

The Company extends credit to its foodservice clients and Fuddruckers' franchisees. The Company's foodservice clients are comprised primarily of schools and colleges, corporate offices, factories, healthcare facilities and governmental offices located in the United States. Fuddruckers' franchisees are located throughout the United States and in Canada, Mexico, Australia and the Middle East.

The Company has an allowance for uncollectible accounts receivable of $1,268, $928 and $494 at July 1, 1995,
July 2, 1994 and June 26, 1993, respectively. The Company recorded bad debt expense of $638, $614 and $342 in 1995, 1994 and 1993, respectively, and had write-offs, net of recoveries associated with uncollectible accounts receivable, of $298, $180 and $80 in 1995, 1994 and 1993, respectively.

Inventories

Inventories consist of food and supplies and are stated at the lower of cost, determined using the first-in, first-out method, or market value. Inventories also include the initial cost of smallwares with replacements charged to expense when purchased.

The components of inventories are as follows:

                                         1995   	 	    1994
Food and liquor                      	$ 4,920      		$ 3,826
Smallwares 	                            2,906        		2,644
Supplies 	                              1,469     		   1,260
                                      -------        -------
                                      $ 9,295      		$ 7,730
                                      =======        =======

Investments

Investments representing greater than 20% but not more than 50% of the voting stock of the investee are accounted for using the equity method.

Property and Equipment

Property and equipment is stated at cost and includes an allocation of the purchase price for assets acquired in connection with the purchase of certain restaurant and foodservice businesses and the cost associated with improvements made at facilities of its foodservice clients. The allocation of the purchase price is based upon independent appraisals of the assets acquired. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements, which include improvements made at client facilities, are amortized over the shorter of the lease or contract term or the estimated useful life of the improvements. Useful lives range from 20 to 30 years for buildings and leasehold improvements and three to ten years for equipment.

Interest costs incurred during the construction of new, or the expansion and major remodeling of existing, restaurants or foodservice facilities are capitalized as a component of the cost of the property. During 1995, $362 of interest expense was capitalized. There were no capitalizable interest costs incurred in 1994 and 1993.

Leases

Leases which transfer substantially all benefits and risks of ownership are accounted for as the acquisition of an asset and the incurrence of an obligation. Amortization of assets held under such lease arrangements is recorded using the Company's depreciation policy for owned assets and is included in depreciation and amortization expense. The related obligation is amortized over the lease term at a constant periodic rate of interest. All other leases are accounted for as operating leases whereby the lease costs are expensed as incurred.

Intangible Assets

The excess cost over the fair value of net assets of businesses acquired, representing goodwill, and reacquired franchise rights are amortized over ten years. On an annual basis, the Company compares the carrying value of its intangible assets to the projected undiscounted cash flow of the related businesses in order to evaluate the propriety of the amortization periods.

Deferred Financing Costs

Costs associated with the sale of the Convertible
Subordinated Notes, as well as costs incurred to obtain new financing, are included in other assets and are amortized over the lives of the related debt instruments which range from three to ten years. A pro rata portion of the net unamortized costs associated with the sale of the Convertible Subordinated Notes is charged against capital in excess of par value as such Notes are converted into Common Stock.

Accrued Insurance Costs

The Company is self insured for workers' compensation, general liability and various other risks up to specified limits. In addition, the Company is self-insured up to certain limits for risks associated with the healthcare plan provided for its Associates. Expenses associated with such self-insurance programs are accrued based upon actuarial studies which determine the estimated amount required to cover incurred incidents and are discounted at 8%. In 1995, the Company adopted Statement of Financial Accounting Standards No. 112 - "Employers Accounting for Post Employment Benefits" ("SFAS 112"). The provisions of SFAS 112 require the recognition of benefits provided to former or inactive employees during the period that such employees render services. The adoption of SFAS 112 had no material impact on net income and earnings per share.

Other Long-Term Liabilities

Other long-term liabilities are comprised of deferred royalty buydown payments, the liability under the long-term incentive compensation plan, deferred rent liabilities and the liability for workers' compensation and general liability insurance.

Deferred Rent Assets and Liabilities

Deferred rent assets, included in other assets, represent the difference between the cost and the net proceeds received related to property sold pursuant to a sale-leaseback agreement and are amortized on a straight-line basis over the initial term of the lease. For leases which contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease. In addition, lease incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction of rent expense.

Interest Rate Exchange Agreements

The Company has entered into interest rate exchange agreements (swaps), as a means of managing interest rate risk related to borrowings under the Company's revolving credit agreement and certain capital leases. Periodic cash payments either received or paid pursuant to swaps are accrued on a settlement basis as an adjustment to interest expense. Swaps are not held for trading purposes.

Revenue Recognition

In addition to recording sales, franchise and royalty fees from its restaurant operations, the Company records revenues from foodservice operations for sales made pursuant to profit and loss contracts, those contracts where the Company assumes the risk of loss, and management fees derived from management fee contracts. Sales made to guests of foodservice clients pursuant to management fee contracts are not reflected in the Company's statements of income.

Franchising and Royalty Income

Franchise fees of $25 to $50 for new franchises are
recognized as revenue when substantially all commitments and obligations have been fulfilled, which is generally upon
commencement of operations by the franchisee.   The Company also
enters into development agreements granting franchisees the exclusive right to develop and operate Fuddruckers restaurants in certain territories in exchange for a development fee.
Amounts received in connection with such development agreements are recognized as franchise fee revenue when received since the Company is not required to provide any future services and such fees are non- refundable. Franchisees entering into development agreements are also required to execute franchise agreements and pay the standard franchise fee which is sufficient to cover the Company's contractual obligations to the franchisee. To the extent that the Company provides services beyond its contractual obligation, the Company charges the franchisee a fee for such additional services. During 1995, 1994 and 1993, the Company recognized revenues of $2,207, $1,036 and $978, respectively, from development and franchise fees.

Royalties generally equal 5% of gross monthly sales per franchised restaurant, and are recognized as revenue when earned in accordance with the respective franchise agreement. Advance payments received in connection with royalty buydown agreements are deferred and recognized at the reduced royalty rate during the royalty-free period specified in the agreements. The remaining balance of the advance payments is recognized on a straight-line basis over the remaining term of the agreement. During 1995, 1994 and 1993, the Company recognized revenues of $3,165, $3,282 and $3,340, respectively, from royalties.

Preopening Expenses

Direct incremental preopening costs associated with the opening of new, or the expansion and major remodeling of existing, restaurants or foodservice facilities are capitalized and amortized over twelve months. Unamortized preopening costs included in other assets amounted to $1,357 and $450 in 1995 and 1994, respectively.

Income Taxes

During 1994, the Company adopted Statement of
Financial Accounting Standards No. 109 - "Accounting for Income Taxes" ("SFAS 109"). The provisions of SFAS 109 require the recognition of deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value, for financial reporting purposes, and the tax basis of assets and liabilities. Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense in the period that such change occurs. Targeted jobs tax credits and foreign tax credits are treated as a reduction of income tax expense in the year such credits are utilized.

Earnings Per Share

Primary earnings per share are computed using the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding. In addition to the inclusion of common and common equivalent shares, the calculation of fully diluted earnings per share includes the 2,222,222 shares issuable upon conversion of the Preferred Stock and the shares issuable upon conversion of the Convertible Subordinated Notes ("Notes"), which amounted to 1,711,503, 2,395,833 and 663,241 in 1995, 1994 and 1993, respectively.
Fully diluted earnings per share assume that the Preferred Stock and Notes were converted into Common Stock as of the beginning of the fiscal year and reflect the elimination of interest expense related to the Notes, net of the related income tax effect, and the elimination of dividends related to the Preferred Stock. The shares issuable pursuant to the contingent warrant held by the holders of the Preferred Stock are not included in the calculation of fully diluted earnings per share since the issuance of such shares is contingent upon the redemption of the Preferred Stock by the Company.

During 1995 and subsequent to year end a portion of the Preferred Stock and Convertible Subordinated Notes were converted into Common Stock by the Holders of such securities. Had these conversions taken place at the beginning of 1995, primary earnings per share for 1995 would have been $1.61. These conversions have no effect on fully diluted earnings per share since shares issuable pursuant to the conversion of Preferred Stock or Convertible Subordinated Notes are included in the weighted average number of fully diluted shares outstanding.

The weighted average number of shares used in the computation of per share amounts for 1995, 1994 and 1993 are as follows:

                                       1995    	   	 1994 	   	  1993
Primary 	                          4,290,298    3,932,514 	 	3,422,753
Fully diluted                     	8,728,151 	 	8,578,832  		6,310,754

Accounting Pronouncement Not Yet Adopted

In March 1995, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards No. 121
- "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121, which is not effective until the Company's fiscal year beginning July 1, 1996, requires an evaluation of the productive assets of the Company in relation to the future cash flows generated in order to determine if an impairment of the assets' value exists.
 Management has not yet fully determined the impact of SFAS 121 but it is not expected to have a material impact on the Company's results of operations or its financial condition.

2.	Acquisitions and Dispositions

On February 8, 1995, Daka acquired an 80.01% general partnership interest in a newly formed limited partnership, Daka Restaurants, L.P. ("DRLP"), in exchange for cash of $10,085. Simultaneously, DRLP acquired substantially all of the assets and foodservice contracts comprising the educational and corporate foodservice business of ServiceMaster Management Services L.P. ("SMMSLP") for a purchase price of approximately $21,117, $10,250 for the foodservice contracts and fixed assets and $10,867 for the working capital assets. The purchase price was comprised of a cash payment of $10,085, the assumption of $806 of liabilities, a deferred payment of $10,226 due on August 8, 1995, and the issuance of a 19.99% limited partnership interest in DRLP to SMMSLP. The deferred payment was paid by DRLP on June 13, 1995 at a discount of $94. In addition, the Company and SMMSLP entered into a Put/Call Agreement related to SMMSLP's limited partnership interest in DRLP.

On December 15, 1994, Daka acquired certain assets and foodservice contracts from Rowe, Inc. for a purchase price of $1,378 substantially all of which was paid in cash.

On February 1, 1995, Fuddruckers acquired the assets, operations and certain working capital items of a Fuddruckers restaurant in Texas from a franchisee for a purchase price of $623 which was paid in cash. On June 23, 1995, Fuddruckers acquired the assets of four Fuddruckers restaurants located in Canada from a franchisee for a purchase price of $961 and the issuance of a 19% interest in the acquired restaurants to the former franchisee. The purchase price for the four restaurants in Canada consisted of offsets to amounts receivable from the franchisee.

Also during 1995, the Company sold, at book value which approximated fair market value, three Fuddruckers restaurants located in the Kansas City and Omaha markets for a purchase price of $1,300 substantially all of which is payable in the form of notes receivable collateralized by all of the assets of the restaurants sold.

On June 7, 1994, Fuddruckers acquired the assets, operations and certain working capital items of nine Fuddruckers restaurants located in Minnesota, Nebraska and Missouri from a franchisee. The purchase price of $6,273 was paid in cash at the closing.

During fiscal 1994, in a series of transactions, Fuddruckers and a majority-owned subsidiary acquired three Fuddruckers restaurants and the remaining 50% interest in two restaurants from its joint venture partners. The total purchase price for these five restaurants was $2,382 and consisted of a combination of cash and offsets of notes receivable from the sellers.

On March 29, 1994, the Company paid $14 in exchange for a 50% ownership interest in ADC, a newly formed Company which then acquired two Champps restaurants located in Minnesota for a purchase price of $2,800 plus 100,000 shares of ADC Common Stock. ADC also holds the exclusive right to operate Champps restaurants in Florida, Ohio and seven Illinois counties. The restaurants are operated under the name "Champps Sports Cafe" pursuant to a license agreement from Champps Entertainment, Inc., licensor and franchisor of Champps restaurants. In addition, the Company invested $2,800 in ADC in the form of Preferred Stock. The terms of the Preferred Stock provide for an 8% dividend, payable quarterly, mandatory redemption in March 1997 and allows the Company to convert the Preferred Stock into Common Stock at any time at an initial conversion price of $6 per share, subject to adjustment in accordance with the antidilution provisions of the Preferred Stock Certificate of Designation. In addition, the Preferred Stock has voting privileges as if converted to Common Stock, giving the Company 57% voting control of ADC; accordingly, ADC has been included in the Company's consolidated financial statements.

On July 31, 1993, Daka acquired substantially all of the assets and foodservice contracts comprising Service America Corporation's educational foodservice segments ("the acquired segments"). The acquired segments provide contract foodservice to a variety of colleges and universities, and to public and private elementary and secondary schools. The total purchase price of approximately $10,700, substantially all of which was paid in cash, was determined on the basis of a negotiated value of $6,500 attributed to the acquired foodservice contracts plus the net book value of the cash on hand, inventory, equipment and other assets used in the operation of the acquired segments.

The following pro forma results of operations assume that the acquisitions described above occurred at the beginning of 1995 and 1994. In addition to combining the historical results of operations, the pro forma amounts shown include adjustments for the estimated effect of depreciation, amortization and interest expense associated with such acquisitions.

The pro forma information below does not purport to be indicative of the results of operations that would have actually been achieved if the acquisitions described above had actually been consummated as of the beginning of 1995 and 1994. In addition, the pro forma information below does not purport to be indicative of the results of operations which may be achieved in the future.

                                                      (Unaudited)
	                                                  1995     	 	   1994
Revenues                                       	$368,495    	 	$359,335
Net income 	                                    $  9,699    	 	$  7,734
Net income available for common stockholders 	  $  9,299    	 	$  6,934

Earnings per share:
 Primary 	                                      $   2.17    	 	$   1.76
 Fully diluted 	                                $   1.24    	 	$   1.06

In April 1993, Fuddruckers acquired the assets, operations, and certain working capital assets of six
Fuddruckers restaurants in the Atlanta, Georgia and Birmingham, Alabama markets from a franchisee. The purchase price of approximately $4,800 was substantially all paid in cash.

All of the acquisitions described above have been accounted for using the purchase method of accounting.

3.	Investment

On March 24, 1994, the Company acquired a 49% interest in Innovative Dining Management, Inc. ("IDM"), a newly formed contract foodservice management company, in exchange for $10 in cash. The Company invested $70 in 1994 and an additional $70 in 1995 in the form of Preferred Stock and has advanced $50 to IDM in exchange for a note collateralized by all of the assets of IDM. In addition, on December 31, 1994, Daka sold one of its educational foodservice contracts and related assets to IDM at book value in exchange for a note receivable of $329.

The Company's aggregate investment in IDM represents substantially all of IDM's capital, accordingly, the Company has recorded 100% of IDM's operating losses. The Company believes that the value of its net investment at July 1, 1995 is fully supported by the book value of IDM's foodservice contract and related assets.

4.	Long-Term Debt

The components of long-term debt are as follows:

                                             1995    	 	    1994
Revolving line of credit 	               $  45,969   	 	$  15,669
Convertible Subordinated Notes             	20,538      	 	28,750
Notes payable                                 	546       	 	1,402
Capital lease obligations                    2,057          1,631
                                         ---------      ---------
                                           	69,110      	 	47,452
Less current portion 	                        (613)  	 	   (1,312)
                                         ---------      ---------
                                        	$  68,497    	 $  46,140
                                         =========      =========


During 1995, the Company amended its revolving line-of-credit agreement, increasing the Company's borrowing capacity from $35,000 to $75,000 and extending the maturity date to December 31, 1997. The terms of the agreement provide the Company with the option of borrowing at either the bank's base rate, defined as the higher of the Federal Funds Rate plus 1/4 of 1% or the bank's prime rate, (9.0% at July 1, 1995) or LIBOR plus a margin of between 1/2 of 1% and 1 and 1/4%, (7.19% at July 1, 1995) subject to prospective adjustment if the Company achieves pre-defined levels of debt to consolidated earnings before interest and income taxes. In addition, the Company pays a commitment fee of 1/4 of 1% on the unused portion of the line of credit. The agreement is collateralized by all of the assets of the Company and its wholly owned subsidiaries and contains various covenants which, among other things, require a minimum level of interest coverage, tangible assets and tangible net worth. The terms of the agreement prohibit the payment of dividends with respect to the Company's Common Stock. As of July 1, 1995 the Company had approximately $23,000 available for use under its revolving line-of-credit agreement after reducing available borrowing capacity for approximately $6,000 of outstanding letters of credit. The terms of the agreement do not restrict the transfer of assets or the payment of dividends between the Company and the subsidiaries which are a party to the credit agreement.

Subsequent to year end the Company entered into an interest rate swap agreement whereby, effective September 21, 1995, $30,000 of outstanding borrowings under the Company's revolving line of credit will bear interest at 5.96% plus a margin determined in accordance with the terms of the credit agreement. The swap agreement expires on September 22, 1997.

During 1993, the Company sold $28,750 of 7%
Convertible Subordinated Notes ("Notes"). The Notes mature on March 15, 2003, require semi-annual payments of interest only on March 15 and September 15 and are convertible into Common Stock at the option of the Holder, at any time prior to maturity or redemption, at a conversion price of $12 per share, subject to adjustment in certain instances. The Notes may be redeemed at the option of the Company, in whole or in part, at any time after March 26, 1996. In the event the Company elects to redeem the Notes subsequent to March 26, 1996, the redemption price of the Notes during each twelve-month period subsequent to March 26, 1996 and March 15, 1997, 1998, 1999 and 2000, as a
percentage of the principal amount redeemed, would be 104.375%, 103.500%, 102.625%, 101.750% and 100.875%, respectively, together with accrued interest to the date fixed for redemption.
 The Notes may be redeemed by the Company after March 15, 2001 at face value plus accrued interest to the date fixed for redemption. The Notes may be redeemed at the option of the Holder upon the occurrence of a Redemption Event, as defined in the indenture. If a Redemption Event occurs, each Holder of the Notes shall have the right to require the Company to repurchase all or any part of such Notes at 100% of their principal amount, plus accrued interest. The Notes are subordinated to all existing and future senior indebtedness of the Company. In addition, all liabilities of the subsidiaries of the Company represent claims on the assets of those subsidiaries prior to potential claims of the Holders of the Notes. The indenture governing the Notes does not restrict the incurrence of additional senior indebtedness or other indebtedness by the Company or any of its subsidiaries. However, the terms of the indenture require that the Company maintain certain minimum levels of ownership in Daka and Fuddruckers.

During 1995, $8,212 of Notes were converted into Common Stock by the Holders of such notes. In connection with the conversion, the Company increased Stockholders' Equity by $7,900, net of related unamortized deferred debt issue costs. Subsequent to year end approximately $4,158 of additional Notes were converted into Common Stock by the Holders.

Notes payable include several notes bearing interest ranging from 6% to 11%, require monthly or quarterly payments of principal and interest and mature at various times ranging from July 1996 to July 2002.

Maturities of long-term debt including capital lease obligations are as follows:

1996                                     	$     613
1997 	                                          609
1998                                        	46,561
1999                                           	541
2000                                           	223
Thereafter 	                                 20,563
                                           --------
                                          	$ 69,110
                                           ========

During 1993, in connection with the repayment of debt using the net proceeds from the sale of Common Stock and Notes, the Company negotiated discounts in exchange for up front cash payments, resulting in an extraordinary gain. In addition, a majority owned subsidiary of the Company settled certain debts at less than their recorded amounts in exchange for an up front cash payment. The Company's interest in such gains after related expenses and net of $162 of income taxes has been recorded as an extraordinary gain. Earnings per share related to the extraordinary gain amounted to $.13 and $.07 on a primary and fully diluted basis, respectively.

5.	Secondary Public Offering

During 1993, the Company received net proceeds of approximately $33,000 from the sale of 575,000 shares of Common
Stock at $10 per share and $28,750 of Notes. A portion of the proceeds was used to pay off substantially all of the Company's debt.

6.	Sale of Convertible Preferred Stock

In January 1992, the Company sold, for $10,000 in cash, 100,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"), which may be redeemed, in whole or in part, at any time at the Company's option. The Preferred Stock is convertible at any time into a number of shares of Common Stock to be determined by multiplying the number of shares of Preferred Stock to be converted by $100 and dividing the result by the conversion price then in effect. The initial conversion price of $4.50 per share would result in the issuance upon conversion of 2,222,222 shares of Common Stock. If converted, the Preferred Stock would represent 33.1% of the voting securities of the Company. The terms of the Preferred Stock require that the Company pay dividends semi-annually at the rate of 8% per annum, provided however, that no such dividends will be payable if for at least 30 trading days during the previous six-month period the per share price of the Common Stock attains certain minimum levels. The minimum levels were attained during the six-month periods ended through June 30, 1993 and July 1, 1995; accordingly, no dividends were paid. The minimum levels were not attained during the six-month periods ended December 31, 1993, June 30, 1994 and December 31, 1994; accordingly, dividends of $800 in fiscal 1994 and $400 in fiscal 1995 have been paid. During the six-month periods ending December 30, 1995 and June 29, 1996, the 30 day minimum per share price of the Common Stock is $18.80 and $20.00, respectively, and increases at the rate of approximately 10% every six months thereafter until June 30, 2000. In addition, the Holders of the Preferred Stock have been issued contingent warrants to purchase 2,222,222 shares of Common Stock at $4.50 per share. The contingent warrants expire on January 30, 2002 and may be exercised in whole or in part only upon redemption of the Preferred Stock. Subsequent to year end, Holders of 27,840 shares of the Preferred Stock converted such shares into 618,675 shares of Common Stock. The conversion will have no effect upon fully diluted earnings per share as these shares were included in the calculation of fully diluted earnings per share.

The Holders of the Preferred Stock are entitled to elect two directors of the Company, so long as more than 50% of the Preferred Stock originally issued remains outstanding, and one director so long as 25% of the Preferred Stock originally issued remains outstanding. In addition, the Holders of the Preferred Stock are entitled to vote on all matters submitted to the Company's Stockholders for a vote. Each share of Preferred Stock is entitled to one vote for each share of Common Stock issuable upon conversion of the Preferred Stock at the time the vote is taken. Upon any liquidation of the Company, the Holders of Preferred Stock would be entitled to be paid an amount equal to $100 per share plus accrued and unpaid dividends before any payment to the Holders of Common Stock. Additionally, any sale or issuance of Common Stock by the Company or its Stockholders which results in another person owning more than 50% of the Common Stock is an event of default which reduces the conversion price then in effect by 50%.

The terms of the Preferred Stock Certificate of Designation require the Company to comply with certain conditions. In the event of the Company's failure to pay dividends, redeem the Preferred Stock when required, achieve a specified market price for the Common Stock during 1997-1999, voluntary bankruptcy or insolvency, the Certificate of Designation provides for a reduction in the conversion price of the Preferred Stock of up to 40%, a 2% increase in the annual dividend rate, and in the event of voluntary bankruptcy, immediate redemption and the right to elect an additional director who would be entitled to cast a number of votes equal to the sum of the number of votes entitled to be cast by all other directors plus one, depending on the nature of the event of noncompliance.

7.	Other Assets

The components of other assets are as follows:

                                      	    1995    	 	    1994
Goodwill 	                             $  23,548   	 	$   9,669
Reacquired franchise rights 	              4,681       	 	3,981
Other 	                                    7,927  	 	     4,012
                                       ---------      ---------
                                         	36,156      	 	17,662
Less accumulated amortization 	           (5,632)   	 	  (2,991)
                                       ---------      ---------
                                      	$  30,524   	 	$  14,671
                                       =========      =========

8.	Accrued Expenses

The components of accrued expenses are as follows:

                                     	    1995    	 	    1994
Salaries, wages and related taxes 	    $   5,906    		$   6,478
Taxes                                     	2,605       	 	2,504
Insurance                                 	3,105       	 	1,673
Deferred income                           	1,870       	 	2,923
Interest 	                                   495         	 	774
Other 	                                    3,383     	    2,149
                                        --------       --------
                                        $ 17,364    	 	$ 16,501
                                        ========       ========

9.	Income Taxes

In 1994, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Prior to 1994, the Company accounted for income taxes pursuant to Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes." The Company elected to record the effect of adopting SFAS 109 in 1994's consolidated financial statements rather than by restating prior years' consolidated financial statements. The adoption of SFAS 109 had no material impact on net income and earnings per share.

Income tax expense is comprised of the following:

	                                      1995    	 	    1994    	 	    1993
Income before extraordinary gain:
Currently payable:
 Federal                            	$  5,415    	 	$  2,227    	 	$  1,457
 State 	                                1,868   	 	    1,006  	 	       535
                                     --------       --------       --------
                                        7,283   	 	    3,233   	 	    1,992
                                     --------       --------       --------

Deferred income tax
 (benefit) expense                    	(1,990)         		308
Reduction in valuation allowance 	                   	 	(320)
Tax benefit credited against goodwill 	 	               	370

Extraordinary gain:
Federal, currently payable 	              	 	                           162
                                     --------       --------       --------

Income tax expense 	                 $  5,293     		$  3,591     		$  2,154
                                     ========       ========       ========

Deferred tax assets and liabilities are comprised of the following:

                                                     	Asset
                                                   (Liability)
                                            	   1995    	 	   1994
Current:
Inventories                                	$    (284)    	$    (377)
Accrued expenses 	                                566          		645
Prepaid expenses                              	(1,091)      		  (541)
Net operating loss carryforwards                 	342        		  320
Other 	                                           231     		    (132)
                                            ---------      ---------
                                         	       (236)           (85)
                                            ---------      ---------
Noncurrent:
Net operating loss carryforwards               	2,760      		  3,031
Depreciation and amortization 	                   263        		  (10)
Deferred income                                  	255       		   245
Accrued expenses                               	1,909            (49)
Less valuation allowance 	                     (2,860)   		   (3,031)
                                            ---------      ---------
	                                               2,327  		        186
                                            ---------      ---------
                                           	$   2,091     	$     101
                                            =========      =========

The following is a reconciliation of income taxes at the federal statutory rate to the Company's income tax expense related to income before extraordinary gain:

                                            1995   	 	   1994   	 	   1993
Statutory federal income tax rate 	        35.0%     	 	35.0%      		34.0%
State income taxes, net of
 federal tax benefit 	                      6.5       	 	7.2        		5.3
Net operating loss carryforwards 	                    		(3.9)      		(5.0)
Reduction of valuation allowance 	 	 	     (2.4)        (3.0)
Income tax credits                        	(2.9)     	 	(6.9)      		(3.8)
Other, net 	                                 .5   	      5.8   		     (.5)
                                          -----        -----        -----
	                                          36.7%        34.2%   		   30.0%
                                          =====        =====        =====

At July 1, 1995, the Company had federal net operating loss carryforwards of approximately $8,850. Such losses expire at various dates through 2006, are limited in use to approximately $1,100 annually and can only be used to offset taxable income of Fuddruckers and its 63% owned subsidiary, Atlantic Restaurant Ventures, Inc. ("ARVI"). The Company has provided a valuation allowance for the tax benefits of the net operating loss carryforwards based on historical operating results and other available evidence.

A valuation allowance was recorded to reduce the deferred tax asset relating to the net operating loss carryforward to an amount that management believes is more likely than not to be realized. During
1995, the valuation allowance was reduced by $342 relating to the net operating losses that are expected to be realized based on currently available evidence. This decrease in the valuation allowance was offset, in part, by a $171 increase as a result of the net operating loss incurred by ARVI in 1995 which decreased the likelihood that ARVI would realize the future tax benefit of its deferred tax assets.

10.	Commitments and Contingencies

Leases

The Company has entered into lease agreements for certain restaurant facilities and office space. The fixed terms of the leases range up to 20 years and, in general, contain multiple renewal options for various periods ranging from 5 to 25 years. Certain leases contain provisions which require additional payments based on sales performance and the payment of common area maintenance charges and real estate taxes. In addition, the Company's foodservice contracts, which may be canceled by either party upon 30 to 90 days notice provide for the payment of various forms of rent.

During 1995, Fuddruckers obtained a commitment for a $30,000 sale-leaseback financing facility from Franchise Finance Corporation of America, ("FFCA"). Pursuant to the terms of the facility, Fuddruckers will sell to and lease back from FFCA up to 25 Fuddruckers restaurants to be constructed and will pay a commitment fee of 1.5% of the sale price of each restaurant sold to FFCA. The sale price is limited to the lesser of 80% of the fair market value of the property or $1,200. As of July 1, 1995, five properties have been sold to FFCA and $24,300 of the commitment was available for use. The unused commitment expires on September 12, 1995. The leases provide for a fixed minimum rent plus additional rent based on a percentage of sales and provides for an initial lease term of 20 years with two five year renewal periods exercisable at the option of the Company. The terms and conditions of the leases are such that they do not meet the criteria for treatment as capital leases under Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Subsequent to year end the Company received a commitment from AEI Leasing to provide sale-leaseback financing for up to three new Champps restaurants to be constructed by ADC.

Total rent expense including payments made pursuant to foodservice contracts in 1995, 1994 and 1993 amounted to $21,094, $17,432 and $13,805, respectively. Total contingent rentals included in rent expense amounted to $3,165, $1,262 and $698, respectively.

Included in property and equipment in 1995, 1994 and 1993 are $3,446, $2,590 and $1,848, respectively, of equipment held pursuant to capital lease arrangements. The related accumulated amortization was $770, $555 and $1,420, respectively. Capital lease additions for equipment totaled $856, $1,674 and $7, in 1995, 1994 and 1993, respectively.

Future minimum lease payments pursuant to leases with noncancelable lease terms in excess of one year during each of the next five years and thereafter are as follows:

Years 	                                    Operating 	    	Capital
Ending 	                                     Leases    	 	  Leases
1996                                      	$ 11,989      	$    557
1997                                        	11,264           	530
1998 	                                       10,949           	528
1999                                        	10,650           	512
2000 	                                       10,143           	221
Thereafter 	                                 59,863
                                           --------       --------
Total future minimum lease payments 	      $114,858        		2,348
Less amount representing interest 	 	 	                       (291)
                                                          --------
Present value of future minimum lease payments 	 	       	$  2,057
                                                          ========

Put/Call Agreements

On October 22, 1993, Fuddruckers entered into an agreement with a partnership affiliated with the president of a majority-owned subsidiary of Fuddruckers pursuant to which the partnership has agreed to purchase substantially all shares of Common Stock of the subsidiary not currently owned by Fuddruckers. The partnership also invested $1,100 in shares of the subsidiary's Preferred Stock. Additionally, Fuddruckers and the partnership entered into a Put/Call Agreement whereby Fuddruckers has an option to purchase and the partnership has the right to require Fuddruckers to purchase all the Common and Preferred Stock of the subsidiary owned by the partnership for a purchase price of $5,400 plus a premium based on the subsidiary's future financial performance. The put/call option is exercisable by either Fuddruckers or the partnership between March 15, 1999 and February 15, 2000. On the date of the Put/Call Agreement the fair market value of the subsidiary's Common Stock plus the redemption value of the Preferred Stock was greater than the present value of the put/call price of $5,400 based upon an independent valuation of the Common Stock obtained by the Company from an investment banking firm. Similarly, at July 1, 1995, based upon an independent valuation, the value of the Common and Preferred Stock was in excess of the present value of the put/call price.

In connection with the acquisition by DRLP, the Company and SMMSLP have entered into a Put/Call Agreement whereby SMMSLP may require that the Company purchase its limited partnership interest in DRLP anytime during the ten year term of the partnership for a purchase price equal to $2.6 million plus SMMSLP's portion of any net undistributed earnings of DRLP. In addition, the Company may require SMMSLP to sell its limited partnership interest to the Company at any time after February 8, 2000 for a purchase price of 120% of the sum of (i) $2.6 million and (ii) SMMSLP's portion of any net undistributed earnings of DRLP.

Litigation

In certain circumstances, where management and legal counsel believe that a loss has been incurred, the Company has recorded an estimate of such loss. The Company is also engaged in various other legal actions arising in the ordinary course of business which, in the judgment of management based upon consultation with legal counsel, the Company has adequate legal defenses or insurance coverage with respect to these actions or believes that the ultimate outcome will not have a material adverse affect on the Company's consolidated financial statements.

11.	Stock Options and Employee Benefit Plans

Stock Options

The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and a Senior Executive Stock Option Plan (the "Plans"). The Plans provide for the granting of options to purchase an aggregate of 1,250,000 shares of Common Stock. As of July 1, 1995, there were 509,985 shares reserved for issuance under the Plans.

Under the Plans, options may be granted for a term of up to ten years to eligible employees at an exercise price equal to the fair market value of the Common Stock on the date of the grant. Stock options issued pursuant to the Senior Executive
Stock Option Plan vest ratably over a five-year period.

At July 1, 1995, 483,718 options to purchase shares of Common Stock under the Plans were exercisable. The activity related to all stock options issued under the Plans referred to above is summarized as follows:

                                    Number of 	 	  Exercise Price
                                     	Shares      	 	Per Share
Outstanding, June 28, 1992 	       253,580   	   	$  2.50 		- 	$  5.30

Options granted                   	131,800      	 	 11.75
Options exercised                 	(76,675)      	 	 2.50 	 	- 	 11.75
Options canceled               	    (8,720)      	 	 2.50 	 	- 	 11.75
                                   -------
Outstanding, June 26, 1993 	       299,985   	     	 2.50 	 	-	  11.75

Options granted                   	161,441   	 	     9.88
Options exercised                 	(43,108)  	     	 2.50 	 	-  	11.75
Options canceled 	                  (6,125)      	 	 2.50 	 	-  	11.75
                                   -------
Outstanding, July 2, 1994         	412,193   	     	 2.50 	 	-  	11.75

Options granted 	                  154,905   	     	12.88  		-  	17.37
Options exercised 	                (37,360)      	 	 2.50 	 	- 	 12.88
Options canceled 	                 (22,020)  	      	2.50 	 	- 	 11.75
                                   -------
Outstanding, July 1, 1995 	        507,718   	 	     2.50  		- 	 17.37
                                   =======

Employee Benefit Plans

The Company sponsors a 401(k) retirement plan for the benefit of its nonunion Associates. The Plan enables Associates to contribute up to 15% of their annual compensation. The Company makes discretionary contributions to the Plan. In 1995 the Company contributed $375 to the Plan. There were no Company contributions to the Plan for 1994 and 1993.

Effective July 3, 1994, the Company implemented a long term incentive compensation plan for its Chief Executive Officer whereby a portion of the increase in the market value of the Company's Common Stock over predefined amounts, is payable in either cash or stock at the option of the Company. Amounts payable under the plan vest on June 30, 1997. At July 1, 1995, $380 had been accrued representing a pro rata portion of the amount expected to be payable under the plan based on the market value of the Company's Common Stock on July 1, 1995. During 1995, the Company's Board of Directors approved a long-term incentive plan for its senior management whereby stock options will be issued at not less than fair market value and will vest three years from the grant date. There were no options granted under this plan during 1995. Subsequent to year end the Company granted 300,000 options to its senior management pursuant to the plan.

12.	Fair Value of Financial Instruments

In 1995, the Company adopted Statement of Financial
Accounting Standards No. 107 - "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"). The provisions of SFAS 107 require disclosure of the fair value of financial instruments and the significant methods and assumptions used to estimate the fair value.

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The carrying value and estimated fair value of the financial instruments held by the Company as of July 1, 1995 are as follows:

                                                          Estimated
                                            Carrying        Fair
                                             Value          Value
Financial assets:
 Cash and short term investments 	        $  7,236       $  7,236
 Notes receivable                        	$  1,748      	$  1,621

Financial liabilities:
 Notes payable                           	$    546      	$    536
 Convertible Subordinated Notes 	         $ 20,538      	$ 39,638
 Line-of-credit                          	$ 45,969      	$ 45,969

The following methods and assumptions were used to estimate the fair value of the Company's financial instruments for which it was practicable to estimate that value.

Current assets and Current Liabilities

The carrying value approximates fair value because of the short-term nature of these instruments.

Notes Receivable

The fair value of notes receivable was estimated based on discounted cash flows expected to be received using interest rates at which similar loans are made to borrowers with similar credit ratings, or if the loan is collateral dependent, management's estimate of the fair value of the collateral.

Notes Payable

The fair value of notes payable is based on borrowing rates currently available to the Company for bank loans with similar terms and maturity dates.

Convertible Subordinated Notes

The Convertible Subordinated Notes are traded on The
Nasdaq Stock Market. The estimated fair value of the Convertible Subordinated Notes is based on the quoted bid price as of the close of business on July 1, 1995.

Line-of-Credit

The fair value of outstanding borrowings under the Company's line-of-credit agreement approximates the carrying value since the interest rate is a floating rate subject to market conditions.

Interest Rate Swap Agreement

The fair value of the agreement was obtained from dealer quotes which represents the estimated amount the Company would receive or pay to terminate the agreement taking into consideration the current interest rates. The amount the Company could expect to receive if its outstanding interest rate swap agreement was settled at July 1, 1995 is $4. Such agreement has no carrying value at July 1, 1995.

13.	Segment Information

Income from foodservice, restaurant and franchising operations have been determined applying the accounting policies in note 1. Revenue and costs as shown below are directly related to each business and do not include an allocation of corporate expenses, non-operating income, interest expense and income taxes. There are no sales among the Company's three businesses. The table below presents certain financial information for the Company's contract foodservice, Fuddruckers' and Champps subsidiaries, for 1995, 1994 and 1993:

                                     	   1995     	 	   1994     	 	   1993
Total Revenues:
 Sales from profit and loss contracts 	  $191,416    		 $150,344    	 	$101,147
 Management fees                           	5,691      	 	 6,125       	 	4,330
 Restaurant sales - Fuddruckers 	         110,703      	 	87,030      	 	72,868
 Franchising income - Fuddruckers 	         5,372   	      4,318          4,318
 Restaurant sales - Champps 	               7,423  	 	     1,978
                                         --------       --------       --------
  Total revenues                        	$320,605    	  $249,795    	 	$182,663
                                         ========       ========       ========

Foodservice:
 Sales from profit and loss contracts 	  $191,416    		 $150,344    	 	$101,147
 Operating expenses:
  Labor costs                             	64,838     	 	 51,729      	 	32,151
  Product costs                           	69,533     	 	 53,022      	 	35,463
  Other operating expenses                	30,444      	 	23,214       		15,650
  Depreciation and amortization 	           4,457          3,372	 	       1,542
                                         --------       --------       --------
 Income from profit and loss contracts	    22,144      	 	19,007      	 	16,341
 Management fees 	                          5,691          6,125  	       4,330
                                         --------       --------       --------
 Income from foodservice operations 	      27,835  		     25,132   	     20,671
                                         --------       --------       --------

Fuddruckers:
 Sales from restaurant operations 	       110,703    	 	  87,030      	 	72,868
 Operating expenses:
  Labor costs                             	31,889     	 	 25,034    	   	22,113
  Product costs                           	30,785     	 	 24,209    	   	20,498
  Other operating expenses                	28,504     	 	 22,358       		19,520
  Depreciation and amortization 	           5,273  	       4,029	 	       3,234
                                         --------       --------       --------
 Income from restaurant operations         14,252      	 	11,400       	 	7,503
 Franchising income 	                       5,372          4,318          4,318
                                         --------       --------       --------
 Income from restaurant and
  franchising operations                   19,624  	      15,718   	     11,821
                                         --------       --------       --------

Champps (1):
 Sales from restaurant operations 	         7,423        		1,978
 Operating expenses:
  Labor costs 	                             2,514         		 680
  Product costs                            	2,166         		 577
  Other operating expenses                 	1,344         		 366
  Depreciation and amortization 	             238   	         53
                                         --------       --------
 Income from restaurant operations 	        1,161  		        302
                                         --------       --------

Income from operations before selling,
  general and administrative expenses 	    48,620  	      41,152         32,492
                                         --------       --------       --------

                                           1995        	  1994       	   1993
Selling, general and administrative
 expenses (2) 	                            30,594       	 28,073      	  23,844

Operating income                          	18,026        	13,079         	8,648

Interest expense                           	4,256         	2,738         	2,361
Interest income 	                            (631)         	(251)         	(428)
Minority interests 	                           (8)            99             76
                                         --------       --------       --------

Income before extraordinary gain and
 income taxes 	                            14,409       	 10,493        	 6,639
Income tax expense 	                        5,293    	     3,591     	    1,992
Income before extraordinary gain           	9,116     	    6,902         	4,647
Extraordinary gain, net 	                   	                  	            462
                                         --------       --------       --------
Net income 	                             $  9,116     	 $  6,902     	 $  5,109
                                         ========       ========       ========

(1)   Results of operations for 1994 are from March 29, 1994
      (date of acquisition) through July 2, 1994.

(2) Selling, general and administrative expenses include depreciation expense of $852, $769 and $410 in 1995, 1994 and 1993, respectively.

Corporate assets include cash and cash equivalents, computer equipment and deferred income taxes. The following table presents certain balance sheet information for the Company's foodservice, Fuddruckers and Champps subsidiaries:

                                    1995    	 	     1994   	 	     1993
Foodservice:
 Total assets                   	$ 73,950    	  	$ 48,911    	 	$ 26,570
 Capital expenditures              	6,684        	 	6,263         	 	957

Fuddruckers:
 Total assets 	                  $ 83,834    	  	$ 62,178    	 	$ 51,261
 Capital expenditures             	29,011        	 	8,941    	    	3,537

Champps:
 Total assets 	                  $  3,409    	  	$  3,524
 Capital expenditures                	192          	 	140

Corporate:
 Total assets 	                  $  6,587    	 	 $  4,242    	 	$ 11,442
 Capital expenditures 	               937    	     	1,032         	 	454

14.	Quarterly Results (Unaudited)

The following unaudited quarterly financial data should be read in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Results of Operations and Financial Condition.

                                	First 	  	Second 	   	Third 	   Fourth
                               	Quarter  	 Quarter 	  Quarter    Quarter 	 	Total
1995:
Revenues 	                     $ 65,011   	$ 77,156   $ 86,407  	$ 92,031  $320,605
Gross profit                    	12,402   	 	14,648  	 	14,924   		16,614 	 	58,588
Income before income taxes       	2,481    	 	4,380    		3,411   	 	4,137   	14,409
Net income                       	1,582    	 	2,764   	 	2,139   	 	2,631  	 	9,116

Net income:
 Primary 	                         0.40     	 	0.58    	 	0.49   	  	0.56   		 2.03
 Fully diluted                    	0.22     	 	0.36    	 	0.28    	 	0.33  	 	 1.18

1994:
Revenues 	                     $ 55,686   	$ 64,796   $ 63,797  	$ 65,516  $249,795
Gross profit                    	10,574   	 	12,962  	 	12,061   		13,009 	 	48,606
Income before income taxes 	      1,733   	 	 3,379    		2,605   	 	2,776   	10,493
Net income                       	1,161    	 	2,184   	 	1,664   	 	1,893  	 	6,902

Net income:
 Primary                          	0.30    	 	 0.46   	 	 0.42   	 	 0.38   	 	1.55
 Fully diluted 	                   0.18    	 	 0.30   	 	 0.23    	 	0.26   	 	0.96