Form 10-K/A
period 1995-07-01
DAKA INTERNATIONAL INC
filed 1995-10-26
CIK 840826

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-K/A

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

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Common Stock of the registrant as quoted on the National Association of Securities Dealers Automated Quotation System on October 24, 1995 was $174,879,976 (for purposes of calculating this amount only, directors, officers and beneficial owners of 10% or more of the Common Stock of the registrant may be deemed affiliates).

Number of shares of Common Stock, $.01 par value, outstanding at October 24, 1995: 6,927,028.

                               FORM 10-K/A INDEX

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

Champps

The following table sets forth certain financial information for Champps. For further financial information related to Champps, see Note 13 of Notes to Consolidated Financial Statements. The operating data presented below for Champps in 1994 is from March 29, 1994 (date of acquisition) through July 2, 1994.

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

                                PART III

Item 10.   Directors and Executive Officers of the Registrant.

Directors of Registrant

The Board of Directors consists of seven members. Two of the directors are elected annually by the holders of the Series A Preferred Stock for one-year terms so long as more than 25% of the Series A Preferred Stock originally issued remains outstanding. The remaining five directors are divided into three classes, with the directors of each class elected to three-year terms. One class stands for election at each Annual Meeting.

The following table sets forth certain information regarding members of the Board of Directors:

Name 	                 Age    Principal  	           Director  	 Expiration
                              Occupation              Since       of Term    Class
William H. Baumhauer 	 47 	  Chairman, Chief          September   1997        III
                             Executive Officer        1988
                             and Director of the
                             Company and President
                             of Fuddruckers, Inc.

Allen R. Maxwell 	     56 	  President, Chief         September   1997        III
                             Operating Officer and    1988
                             Director of the Company
                             and President of Daka, Inc.

Erline Belton 	        51    President and Chief      December    1996         II
                             Executive Officer of     1993
                             The Lyceum Group.

Alan D. Schwartz 	     45    Senior Managing          September   1996         II
                             Director of Corporate    1988
                             Finance for Bear,
                             Stearns & Co., Inc.

E. L. Cox 	            68 	  Chairman of the Board    September   1995          I
                             and Chief Executive      1988
                             Officer of the
                             Michigan Accident Fund.

Eric C. Larson 	       40 	  Managing Director,       January     1995          *
                             First Chicago Equity     1992
                             Capital, a division of
                             the First National
                             Bank of Chicago.

Timothy A. Dugan 	     29 	  Vice President, First     January    1995          *
                             Chicago Equity            1992
                             Capital, a division
                             of the First  National
                             Bank of Chicago.

*Elected annually by the holders of the Series A Preferred Stock.

The name, age, principal occupation during the past five years and other information concerning each director are set forth below:

William H. Baumhauer, 47, has served as Chairman of the Board and Chief Executive Officer of the Company since November 1990 and as a Class III Director since September 1988. He served as President and Chief Operating Officer of the Company from September 1988 to November 1990. He has also served Fuddruckers, Inc. as Chairman of the Board since March 1985, President since January 1985 and as a director since July 1983.

Allen R. Maxwell, 56, has served as President and Chief Operating Officer of the Company since November 1990 and as a Class III Director since September 1988. He served as Executive Vice President of the Company from September 1988 until November 1990. He has also served as President of Daka, Inc. since November 1988. Formerly he served as Executive Vice President of Administration of Daka, Inc. since 1985, as Vice President of Administration of Daka, Inc. since 1979, and as Vice President of Personnel since 1973.

Erline Belton, 51, has served as a Class II director of the Company since December 1993. She has served as President and Chief Executive Officer of The Lyceum Group, a human resource consulting firm, since September 1992. She served as Senior
Vice President of Human Resource and Organizational Development for Progressive Insurance Companies from April 1991 through
September 1992.  She also served as International Human
Relations Director, as well as several other human resources positions, with Digital Equipment Corporation from 1978 through April 1991. Ms. Belton serves on the Board of Directors of Personal Physician Care, Inc.; Concord Center for American Studies, The
National Leadership Coalition on AIDS; Museum of African American
History; Civil Rights Project, Inc.; Cleveland International Film Society; The Greater Cleveland Chapter of the American Red Cross; Cleveland
Council on World Affairs and the Ohio State University Visiting Committee.

Alan D. Schwartz, 45, has served as a Class II director of the Company since September 1988 and as a director of Fuddruckers, Inc. from September 1984 until November 1988. Mr. Schwartz is Senior Managing Director-Corporate Finance of Bear, Stearns & Co. Inc., and a director of its parent, The Bear Stearns Companies, Inc. He has been associated with that investment banking firm for more than five years. Mr. Schwartz is also a director of Protein Databases, Inc. and a member of the Board of Visitors of the Fuqua School of Business at Duke University.

E. L. Cox, 68, has served as a Class I director of the Company since September 1988 and as a director of Fuddruckers, Inc. from June 1988 until November 1988. Mr. Cox has been Chairman and Chief Executive Officer of the Michigan Accident Fund since February 1990. Prior thereto Mr. Cox served as Chairman and Chief Executive Officer of Amerisure Companies and its affiliated insurance companies from May 1981 through January 1991. Mr. Cox is also a member of the Board of Directors of Comerica, Inc., a publicly-traded financial institution, and a director of various trade associations in the insurance industry.

Eric C. Larson, 40, has served as a director of the Company since January 1992 and has been employed by the First National Bank of Chicago and its affiliates in various capacities since May 1984. Mr. Larson is Managing Director of First Chicago Equity Capital. Prior thereto, he served as a Vice President of the First Chicago Merchant Bank and a Senior Investment Manager of First Chicago Venture Capital. Mr. Larson is also a general partner of Cross Creek Partners, an investment partnership composed of individual officers of First Chicago. Mr. Larson is also a director of M-Wave, Inc.

Timothy A. Dugan, 29, has served as a director of the Company since January 1992 and has been employed by the First National Bank of Chicago and its affiliates in various capacities since July 1987. Mr. Dugan is a Vice President of First Chicago Equity Capital. Prior thereto, he was an Investment Officer of the First Chicago Merchant Bank. Mr. Dugan is also a general partner of Cross Creek Partners, an investment partnership composed of individual officer of First Chicago. Mr. Dugan is also a director of M-Wave, Inc.

Directors' Compensation

Directors receive $1,000 plus travel expenses per meeting. In addition, each Director is granted options to purchase 1,500 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock five days after the annual shareholders meeting. The options vest one year after the grant date.

Executive Officers of the Registrant

Certain information is set forth below concerning the executive officers of the Company:

Name 	                      Age 	      Position
William H. Baumhauer 	      47 	       Chairman of the Board and Chief
                                       Executive Officer

Allen R. Maxwell           	56         Director, President and Chief Operating
                                       Officer

Michael A. Woodhouse       	50         Senior Vice President, Chief Financial
                                       Officer and Treasurer

David G. Parker            	47        	Senior Vice President and Chief
                                       Administrative Officer

Charles W. Redepenning, Jr.	39  	      Senior Vice President, General
                                       Counsel and Secretary

Louis A. Kaucic 	           44 	       Senior Vice President, Human Resources


William H. Baumhauer has served as Chairman of the Board and Chief Executive Officer of the Company since November 1990 and as a Class III Director since September 1988. He served as President and Chief Operating Officer of the Company from September 1988 to November 1990. He has also served Fuddruckers, Inc. as Chairman of the Board since March 1985, President since January 1985 and as a director since July 1983.

Allen R. Maxwell has served as President and Chief Operating Officer of the Company since November 1990 and as a Class III Director since September 1988. He served as Executive Vice President of the Company from September 1988 until November 1990. He has also served as President of Daka, Inc. since November 1988. Formerly he served as Executive Vice President of Administration of Daka, Inc. since 1985, as Vice President of Administration of Daka, Inc. since 1979, and as Vice President of Personnel since 1973.

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

Louis A. Kaucic joined the Company in July 1992. Prior to joining the Company he was employed by Pizza Hut, a division of PepsiCo, as Director of Employee Relations from 1990 to 1992 and as both Region and Field Division Human Resources Director from 1982 to 1989. Prior to joining Pizza Hut, he was Industrial Relations Manager with Kellogg's Food from 1978 to 1982.

Item 11.   Executive Compensation.

The following tables provide information as to compensation paid by the Company during each of the three previous fiscal years ending with the fiscal year ended July 1, 1995 to the Company's Chief Executive Officer and the four other most highly compensated executive officers whose total salary and bonus for fiscal 1995 exceeded $100,000:

                          Summary Compensation Table

                                                               Long-Term
                                                              Compensation
 	 	                             Annual                          Awards
Name and                      Compensation       Other Annual    Options    All Other
Principal Position   	Year 	 Salary 	   Bonus 	  Compensation 	  SARs(1)  Compensation(2)
William H. Baumhauer 	1995 	 $325,000   $230,000    		                     	$380,000
Chairman and Chief   	1994    303,708    161,000                9,000
 Executive Officer    1993    281,500    100,000

Allen R. Maxwell     	1995   	248,850    	50,000  	60,000(3)   	5,000
President and Chief   1994    256,036     80,500   60,000(3)
 Operating Officer    1993    237,000     25,000  	60,000(3)

David G. Parker      	1995   	171,500    	30,000              		1,500
Senior Vice President	1994   	174,798    	36,750              		1,500
 and Chief            1993    164,671     10,000                1,500
 Administrative
 Officer

Michael A. Woodhouse 	1995 	  160,000    	20,000       	       	1,500
Senior Vice President,1994   	149,553    	34,125  	13,524     	21,500
 and Chief Financial  1993      6,154
 Officer

Louis A. Kaucic      	1995 	  154,500    	25,000       	       	1,500
Senior Vice President,1994   	157,471    	36,750        	       1,500
 Human Resources      1993    150,000              29,822      11,500



(1)	Represents number of options to acquire Common Stock granted during the fiscal year.

(2)	Represents amount earned pursuant to a long-term incentive
plan. Amount earned under such plan vests on June 30, 1997 and is payable in either cash or stock at the option of the Company.
No portion of the amount earned under the plan vests or is payable until June 30, 1997.

(3)	In lieu of the receipt of senior executive stock options
issued in fiscal 1992 in connection with the recapitalization of the Company, the Company provides to Allen R. Maxwell an annuity for which the Company pays to an insurance company $60,000 per year for five years, which payments commenced in fiscal 1992.

                     Option Grants in Fiscal 1995

                                                               Potential Realizable
                              %of                              Value at Assumed Annual
                         Total Options                         Rates of Stock Price
                           Granted to     Exercise             Appreciation for Option
                 Options  Employees in     Price    Expiration    Term (10 years)
Name 	           Granted 	 Fiscal Year 	 Per Share 	   Date    	 5%($)  	 10 %($)
Allen R. Maxwell 	5,000     	3.2% 	      $12.88    	12/11/04 	   $40,500  $102,650

David G. Parker  	1,500     	1.0%        	12.88    	12/11/04 	    12,150   	30,795

Louis A. Kaucic  	1,500     	1.0% 	       12.88    	12/11/04     	12,150   	30,795

Michael A.
 Woodhouse 	      1,500     	1.0%        	12.88    	12/11/04     	12,150   	30,795


                     Aggregate Option Exercises in Fiscal 1995
                             and Year-End Option Values

                                            Number of Beneficial         Value of Outstanding
                       Shares                 Options at Fiscal          In-the-Money Options
                      Acquired     Value          Year-End               at Fiscal Year-End(1)
Name 	               on Exercise 	Realized 	Exercisable 	Unexercisable	 Exercisable 	Unexercisable
William H. Baumhauer                      			159,400      	27,600    	  	$3,000,405  	 $514,050

Allen R. Maxwell                          			35,000    	    	               669,975

David G. Parker                           			34,900        	7,600        	 	618,498  	  141,550

Louie A. Kaucic                           			13,000    	                 	 	218,548

Michael A. Woodhouse                      			23,000    		                  	297,735

(1)	Calculated as the difference between the fair market value
of the exercisable and unexercisable stock options based on the closing bid price on the NASDAQ National market of $23.13 per share on July 1, 1995, and the exercise price of such options.


               Long-Term Incentive Plan - Award in Fiscal 1995


 	                     Number of  	 Performance or
                      Shares, Units  Other Period	  Estimated Future Payouts Under Non-Stock
                        or Other   Until Maturation            Price-Based Plans
Name 	                   Rights   	   or Payout    	 Threshold 	    Target 	    Maximum
William H. Baumhauer 	   (1) 	        June 30, 1997

(1)	The Long-Term Incentive Plan implemented by the Company's
Board of Directors on July 3, 1994 for the CEO is designed to provide an incentive payment, payable in the form of either cash or stock, equal to 2% of the increase in the market value of the Company, as determined by the average 30 day trading price of the common stock and the weighted average number of shares outstanding, from July 3, 1994 to June 30, 1997 in excess of 15% of the market value at June 30, 1994. The incentive payment vests on June 30, 1997.

Item 12.   Security Ownership of Certain Beneficial Owners and
Management.

                          PRINCIPAL STOCKHOLDERS

The following table sets forth certain information, as of October 20, 1995, with respect to each person known by the Company to be the beneficial owner of more than 5% of any class of the voting stock of the Company, each director or nominee of the Company, executive officers included in the Summary Compensation Table and directors and executive officers of the Company as a group:

                                             	Beneficial Ownership
                                        --------------------------------------
                                                       	 	 	  Percentage
                                        ----------        --------------------
Name and Address of                     Number of         Common       Voting
Beneficial Owner     	                  Shares (1)	 	 	    Stock      Stock(2)
William H. Baumhauer (3) 	              159,400(4)     	 	2.3%       	2.2%

Allen R. Maxwell (3)                   	392,766(5)     	 	5.7         	5.5

E.L. Cox (6) 	                            5,500(7)       		*           	*

Erline Belton (8)                        	3,500(9)      	 	*           	*

Alan D. Schwartz (10)                    	7,000(11)     	 	*           	*

Eric C. Larson (12)(13) 	                30,909(14)     	 	*           	*

Timothy A. Dugan (13)(15)               	30,909(14)     	 	*           	*

David G. Parker (3)                     	34,900(16)     	 	*           	*

Louis A. Kaucic (3)                     	14,500(17)     	 	*           	*

Michael A. Woodhouse (3) 	                3,000(18)     	 	*           	*

T. Rowe Associates, Inc. (19)(20)      	444,249        	 	6.4         	6.2

All directors and executive officers
 as a group (10 persons) 	              652,975(21)   	 	 9.4%(14)     9.1%

___________

*Less than 1%

(1)	Beneficial share ownership is determined pursuant to Rule
13d-3 promulgated under the Securities Exchange Act of 1934, as amended. Accordingly, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote such security or the power to dispose of such security. The amounts set forth in the table as beneficially owned include shares owned, if any, by spouses and relatives living in the same home as to which beneficial ownership may be disclaimed. The amounts set forth in the table as beneficially owned include (i) shares of Common Stock which directors and executive officers have the right to acquire pursuant to previously granted options exercisable within 60 days of July 1, 1995, and (ii) shares of Common Stock which may be acquired by the holders of 11,911.5 shares of Series A Preferred Stock outstanding as of October 20, 1995. Each share of Series A Preferred Stock is entitled to one vote on each matter submitted to a vote of stockholders for each share of Common Stock issuable upon conversion of the share of Series A Preferred Stock at the time the vote is taken. Holders of the Series A Preferred Stock are entitled to class voting rights on certain matters.

(2)	Includes all outstanding shares of Common Stock and Series A
Preferred Stock. For purposes of determining the percentages set forth in the table, each share of Series A Preferred Stock is counted as the equivalent of 22,222 shares of Common Stock into which it can be converted, because it is entitled to one vote on each matter submitted to a vote of stockholders for each share of Common Stock issuable upon conversion.

(3)	The address of the beneficial owner is One Corporate Place,
55 Ferncroft Road, Danvers, MA  01923-4001.

(4)	Includes 49,000 and 110,400 shares of Common Stock issuable
upon exercise of options granted pursuant to the Company's
Non-Qualified Stock Option Plan (the "Non-Qualified Plan") and the Company's Senior Executive Stock Option Plan (the "Executive
Plan"), respectively.

(5)	Includes 30,000 and 5,000 shares of Common Stock issuable upon exercise of options granted pursuant to the Non-Qualified Plan and the 1994 Equity Incentive Plan (the "Plan"), respectively.

(6)	The address of the beneficial owner is 2215 Covey Court,
Grand Rapids, MI  49546.

(7)	Includes 4,000 and 1,500 shares of Common Stock issuable upon exercise of options granted pursuant to the Non-Qualified Plan and the 1994 Plan, respectivley.

(8)	The address of the beneficial owner is 41 Hawthorne Street,
Roxbury, MA  02119.

(9)	Includes 1,000 and 1,500 shares of Common Stock issuable upon exercise of options granted pursuant to the Non-Qualified Plan and the 1994 Plan, respectively.

(10)	The address of the beneficial owner is 245 Park Avenue, New
York, NY  10167.

(11)	Includes 5,500 and 1,500 shares of Common Stock issuable upon exercise of options granted pursuant to the Non-Qualified Plan and the 1994 Plan, respectively.

(12)	Mr. Larson is a general partner of Cross Creek Partners I,
an investment partnership composed of individual officers of First Chicago, an affiliate of First Capital Corporation of Chicago ("FCCC"). Mr. Larson is the beneficial owner of a portion of the 1,323.4 shares of Series A Preferred Stock held by Cross Creek Partners I by virtue of his general partnership interest therein.

(13)	The address of the beneficial owner is The First National
Bank of Chicago, Three First National Plaza, Chicago, IL  60670.

(14)	Assumes conversion of all outstanding shares of Series A
Preferred Stock owned by the beneficial owner.

(15)	Mr. Dugan is general partner of Cross Creek Partners I, an
investment partnership composed of individual officers of First Chicago, an affiliate of FCCC. Mr. Dugan is the beneficial owner of a portion of the 1,323.4 shares of Series A preferred Stock held by Cross Creek Partners I by virtue of his general partnership interest therein.

(16)	Includes 1,500, 1,500, 1,500 and 30,400 shares of Common
Stock issuable upon exercise of options granted pursuant to the
Non-Qualified Plan, the Incentive Stock Option Plan (the "Incentive Plan"), the 1994 Plan and the Executive Plan, respectively.
 .

(17)	Includes 11,500, 1,500 and 1,500 shares of Common Stock
issuable upon exercise of options granted pursuant to the Non-Qualified Plan, the Incentive Plan and the 1994 Plan, respectively.

(18)	Includes 3,000 shares of Common Stock issuable under
options granted pursuant to the Incentive Plan.

(19)	The address of the beneficial owner is 100 E. Pratt Street,
Baltimore, MD  21202.

(20)	This information is based on a Schedule 13G, dated May 10,
1995, filed by T. Rowe Associates, Inc.  with the Securities and
Exchange Commission.

(21)	Includes shares of Common Stock issuable upon exercise of
stock options previously granted and 29,409 shares of Common Stock issuable upon conversion of 1,323.4 shares of Series A Preferred Stock held by Cross Creek Partners I, of which each of Messrs. Larson and Dugan is a general partner.

Item 13.   Certain Relationships and Related Transaction.

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

10.23(f) Limited Partnership Agreement of Daka Restaurants, L.P. as of
         February 8, 1995.

10.24(f) Put and Call Agreement by and between DAKA International, Inc.
         and ServiceMaster Management Services L.P. as of February 8, 1995.

10.25* Second Amendment Agreement dated as of March 21, 1995 among DAKA International, Inc. and the Chase Manhattan Bank, N.A.

11*	   Computation Regarding Per Share Earnings.

21*	   Subsidiaries of the Registrant.

25*	   Powers of Attorney.

----------------

*	  Previously filed.

(a)	Exhibit to Registrant's Registration Statement on Form S-4
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

The Company filed Form 8-K on October 13, 1995 with respect to the merger of Champps Entertainment, Inc. with the Company.

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

Date:  October 20, 1995

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature					                   Title
---------                        -----

/s/William H. Baumhauer         	Chairman of the Board and
-----------------------          Chief Executive Officer
William H. Baumhauer			          (Principal Executive Officer)

Allen R. Maxwell*				            Director, President and
                                 Chief Operating Officer

E. L. Cox*				                  	Director

Timothy A. Dugan*			            	Director

Eric C. Larson*				             	Director

Erline Belton*			              		Director

Alan D. Schwartz*				            Director


/s/Michael A. Woodhouse        		Senior Vice President, Chief Financial
-----------------------        		Officer and Treasurer
Michael A. Woodhouse          		(Principal Financial and Principal
                                 Accounting Officer)


*By: /s/William H. Baumhauer   		Date:  October 20, 1995
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