Form 10-Q
period 1995-09-30
DAKA INTERNATIONAL INC
filed 1995-11-08
CIK 840826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.
                               FORM 10-Q


(Mark One)


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended September 30, 1995

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

                          DAKA INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share data)
                                (Unaudited)

                                           	September 30,          July 1,
                                                1995    	           1995
ASSETS:
Current assets:
 Cash and cash equivalents 	                 $ 10,976      	        $  7,236
 Accounts receivable, net                     	38,741                	29,844
 Inventories                                   10,742                  9,295
 Prepaid expenses and other current assets 	    1,710           	      1,530
                                             --------               --------
  Total current assets 	                       62,169           	     47,905
                                             --------               --------

Property and equipment, net                   	89,540                	86,513
Investments in, and advances to, affiliates      	527                   	511
Other assets, net                             	30,685                	30,524
Deferred income taxes 	                         2,327          	       2,327
                                             --------               --------
                                            	$185,248     	         $167,780
                                             ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable 	                          $ 23,543              	$ 19,492
 Accrued expenses                             	17,051                	17,364
 Current portion of long-term debt 	              793                   	613
 Deferred income taxes 	                          236         	          236
                                             --------               --------
  Total current liabilities 	                  41,623           	     37,705
                                             --------               --------

Long-term debt                                	73,923                	68,497
Other long-term liabilities                    	9,606                 	8,830
Minority interests                             	3,039                 	3,012

Commitments and contingencies (Note 3)

Stockholders' equity:
Series A Preferred Stock, $.01 par value;
  $100 liquidation preference; 1,000,000 shares
  authorized ; 11,912 and 100,000 shares issued
  and outstanding at September  30, 1995 and
  July 1, 1995, respectively 	   	                                         1
Common Stock, $.01 par value; 20,000,000
  shares authorized; 6,922,431 and 4,495,193
  shares issued and outstanding at September 30,
  1995 and July 1, 1995, respectively 	            70                   	 46
Capital in excess of par value                	44,002                	38,848
Retained earnings 	                            12,985           	     10,841
                                             --------               --------
  Total stockholders' equity             	     57,057           	     49,736
                                             --------               --------
                                            	$185,248              	$167,780
                                             ========               ========

See notes to consolidated financial statements.

                           DAKA INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
           Three Months Ended September 30, 1995 and October 1, 1994
                     (In thousands, except per share data)
                                  (Unaudited)

                	                                       1995    	      1994
Revenues:
 Sales                                              	 $ 84,218     	$ 62,883
 Management fees and franchising income 	                3,042  	      2,128
                                                      --------      --------
 	                                                      87,260  	     65,011
                                                      --------      --------

Costs and expenses:
 Cost of sales and operating expenses                  	70,506       	52,609
 Selling, general and administrative expenses           	8,534        	6,928
 Depreciation and amortization 	                         3,499        	2,285
 Interest expense                                       	1,297          	782
 Interest income                                          	(61)         	(71)
 Minority interests 	                                       27            (3)
                                                      --------      --------
                                                  	     83,802  	     62,530
                                                      --------      --------

Income before income taxes                              	3,458        	2,481
Income tax expense 	                                     1,314	          899
                                                      --------      --------
Net income 	                                          $  2,144     	$  1,582
                                                      ========      ========

Earnings per share:
Primary 	                                             $    .36     	$    .40
Fully diluted 	                                       $    .27     	$    .22




See notes to consolidated financial statements.

                              DAKA INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
            Three Months Ended September 30, 1995 and October 1, 1994
                                 (In thousands)
                                  (Unaudited)

                                               	September 30,    	October 1,
                                                    1995             1994
Cash flows from operating activities:
Net income                                     	$  2,144         	$  1,582
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Depreciation and amortization                   	3,499            	2,285
  Minority interests                                 	27               	(3)
Change in assets and liabilities:
  Accounts receivable 	                           (8,897)          	(1,511)
  Inventories                                    	(1,447)          	(1,009)
  Other assets 	                                  (1,638)            	(754)
  Accounts payable and accrued expenses 	          3,738       	    (1,815)
  Other long-term liabilities             	          776     	       1,529
                                                --------          --------
   Net cash provided by (used in)
    operating activities 	                        (1,798)   	          304
                                                --------          --------
Cash flows from investing activities:
Purchase of property and equipment              	(11,029)          	(7,995)
Proceeds from sale of property and equipment         	43              	147
Investments in and advances to affiliates 	          (16)    	         (47)
                                                --------          --------
 Net cash used in investing activities 	         (11,002)      	    (7,895)
                                                --------          --------

Cash flows from financing activities:
Borrowings under line-of-credit                  	10,600            	9,539
Repayment of long-term debt                        	(228)            	(792)
Proceeds from sale-leaseback facility             	5,850
Other 	                                              318   	            74
                                                --------          --------
 Net cash provided by financing activities 	      16,540      	      8,821
                                                --------          --------

Net increase in cash and cash equivalents 	        3,740            	1,230

Cash and cash equivalents, beginning of period 	   7,236     	       5,040
                                                --------          --------
Cash and cash equivalents, end of period 	      $ 10,976     	    $  6,270
                                                ========          ========
Supplemental cash flow disclosures:
Cash paid for:
Interest                                       	$  1,694         	$  1,409
Income taxes 	                                  $  1,920         	$    829


During the period ended September 30, 1995 the Company acquired equipment by entering into capital leases in the amount of $271.

See notes to consolidated financial statements.

                             DAKA INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        Three Months Ended September 30, 1995 and Year Ended July 1, 1995
                               (Dollars in thousands)
                                    (Unaudited)

		                	                              	 	   	 	 	Capital
	                   	   Preferred Stock    Common Stock   	 In Excess            		  Total
                      	Outstanding 	Par 	Outstanding 	 Par   	of Par 	  Retained 	 Stockholders'
                         	Shares  	Value  	Shares 	   Value   	Value 	   Earnings 	   Equity
Balance, July 2, 1994  	100,000  	$ 1     	3,773,503   $38    $ 30,616 	$  2,125   $ 32,780

Employee stock options
 exercised 	 	 	                              37,360   	 1       	 339           	 	    340
Shares issued upon
 conversion of certain
 Convertible
 Subordinated
 Notes, net 	 	 	                             684,330	   7    	  7,893    	 	         7,900
Preferred Stock dividend 	 	 	 	 	 	                                        (400)     	(400)
Net income 	                 	         	                  	        	       9,116      9,116
                        -------    ---      ---------  ---    --------   -------    -------
Balance, July 1, 1995  	100,000    	 1     	4,495,193  	46    	 38,848   	10,841     49,736

Employee stock options
 exercised 	 	                               	 49,885          	 	 318   	 	            318
Shares issued upon
 conversion of certain
 Convertible
 Subordinated
 Notes, net 	                            	 	  419,832 	  4   	   4,855         	 	    4,859
Shares issued upon
 conversion of certain
 Preferred Stock 	     (88,088)   	 (1)     1,957,521   20      	  (19)
Net income 	                 	         	                  	         	      2,144     	2,144
                       -------     ---      ---------  ---     -------    ------    -------
Balance,
 September 30, 1995 	   11,912   	         	6,922,431 	$70   	$ 44,002  $ 12,985   $ 57,057


See notes to consolidated financial statements.

                           DAKA INTERNATIONAL, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Three Months Ended September 30, 1995 and October 1, 1994
                 (Dollars in thousands, except per share data)
                                   (Unaudited)

1.		Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of DAKA International, Inc. and its majority-controlled subsidiaries (the "Company"). Significant intercompany balances and transactions have been eliminated in consolidation.

Business

The Company's principal subsidiaries, Daka, Inc. ("Daka"), Fuddruckers, Inc. ("Fuddruckers") and Americana Dining Corp. ("ADC"), operate in the contract foodservice and restaurant industries. Daka provides restaurant style contract foodservice management at a variety of schools and colleges as well as other facilities. Fuddruckers owns, operates and franchises Fuddruckers restaurants throughout the United States and in Canada, Australia and the Middle East. ADC, a majority controlled subsidiary acquired during fiscal 1994, owns and operates two restaurants in the Minneapolis area under the name "Champps Americana" pursuant to a license agreement from Champps Entertainment, Inc., licensor and franchisor of Champps Americana restaurants.

Unaudited Interim Consolidated Financial Statements

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations.
The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended July 1, 1995.
The consolidated results of operations for the three months ended September 30, 1995 and October 1, 1994 are not necessarily indicative of the results that could be expected for a full year.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to June
30. For purposes of these notes to the consolidated financial statements, the three months ended September 30, 1995 and October 1, 1994 are referred to as 1995 and 1994, respectively.

Classifications

Certain reclassifications have been made to the prior year's consolidated financial statements in order to conform to the 1995 presentation. Such reclassifications had no effect on previously reported results of operations.

Earnings Per Share

Primary earnings per share are computed using the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding. In addition to the inclusion of common and common equivalent shares, the calculation of fully diluted earnings per share includes the shares issuable upon conversion of the Preferred Stock which amounted to 264,700 and 2,222,222 shares in 1995 and 1994, respectively, and the shares issuable upon conversion of the Convertible Subordinated Notes ("Notes") which amounted to 1,291,666 and 2,395,833 shares in 1995 and 1994, respectively. Fully diluted earnings per share assume that the Preferred Stock and Notes were converted into Common Stock as of the beginning of the fiscal year and reflect the elimination of interest expense related to the Notes, net of the related income tax effect, and dividends, to the extent accrued, related to the Preferred Stock.

The weighted average number of shares used in the computation of earnings per share for 1995 and 1994 are as follows:

                                    	   1995          	   1994
Primary 	                            5,878,658        	4,003,185
Fully Diluted 	                      8,846,878        	8,633,901

2.		Subsequent Events

In October 1995, Fuddruckers obtained a commitment for a $25,000 sale-leaseback financing facility from Franchise Finance Corporation of America ("FFCA"). Pursuant to the terms of the facility, Fuddruckers will sell and lease back from FFCA up to 20 Fuddruckers restaurants to be constructed, in which Fuddruckers has an ownership interest in the real estate and will pay a commitment fee of 1.5% of the sale price of each property sold to FFCA. The sale price is limited to the lesser of 80% of the fair market value of the property or $1,250. The unused commitment, if any, expires on October 31, 1996. The leases provide for a fixed minimum rent plus additional rent based on a percentage of sales and provide for an initial lease term of 20 years with two 5-year renewal options exercisable at the option of Fuddruckers. The terms and conditions of the sale-leaseback are such that they do not meet the criteria for treatment as capital leases under Statement of Financial Accounting Standards No. 13 - "Accounting for Leases."

On October 10, 1995, CEI Acquisition Corp., a newly formed, wholly-owned subsidiary of the Company, and Champps
Entertainment, Inc. ("Champps") entered into an Agreement and Plan of Merger whereby the Company would issue .40 (the
"Exchange Ratio") shares of common stock for each share of Champps common stock outstanding or issuable upon exercise of Champps stock options or warrants, subject to adjustment. The
Exchange Ratio will increase to .43 in the event that the average closing price of the Company's common stock during the 20 trading days preceding the second trading day prior to the closing date of the merger is less than $30 per share or decrease to .37 in the event that the average closing price of the Company's common stock during the 20 trading days preceding the second trading day prior to the closing date of the merger is greater than $35 per share. The consummation of the merger is conditioned upon the merger qualifying for treatment as a pooling of interests for accounting and financial reporting purposes.

The merger is subject to approval by the shareholders of both the Company and Champps at shareholder meetings expected to be held in February 1996. Dean Vlahos, President and founder of Champps, will be the Chief Executive Officer of Champps subsequent to the merger.

3.  Commitments and Contingencies

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

Letters of Credit

As of September 30, 1995, the Company has approximately $7 million of outstanding letters of credit. The outstanding letters of credit reduce the Company's borrowing capacity under its line of credit agreement.

4.	Debt

During 1995, $5,038 of Notes were converted into common stock by the Holders of such Notes. In connection with the conversion, the Company increased Stockholders' Equity by $4,859, net of related unamortized deferred debt issue costs. As of September 30, 1995, $15,500 of Notes remain outstanding. The conversion had no effect upon fully diluted earnings per share since the shares issuable upon conversion of the Notes were already included in the calculation of fully diluted earnings per share.

5.	Preferred Stock

During 1995, in two separate transactions, Holders of the Company's Series A Preferred Stock ("Preferred Stock") converted 88,088 shares of Preferred Stock into 1,957,521 shares of common stock. The conversion had no effect upon fully diluted earnings per share since the shares issuable upon conversion of the Preferred Stock were already included in the calculation of fully diluted earnings per share. As of September 30, 1995, 11,912 shares of Preferred Stock remain outstanding which may be converted into 264,700 shares of common stock at any time at the Holders option.

6.		Segment Information

The Company operates in the contract foodservice management and restaurant industries. The table below presents selected results of operations for the Company's businesses for the three months ended September 30, 1995 and October 1, 1994.

                                        	September 30,        	October 1,
                                             1995                1994
Revenues:
Sales from profit and loss contracts    	$ 48,838      	       $ 34,763
Management fees 	                           1,070                	1,115
Restaurant sales - Fuddruckers            	33,528               	26,331
Franchising income                         	1,972                	1,013
Restaurant sales - Champps          	       1,852         	       1,789
                                         --------              --------
 Total revenues                         	$ 87,260             	$ 65,011
                                         ========              ========

Foodservice:
Managed volume                          	$ 70,209             	$ 55,891
                                         ========              ========
Sales from profit and loss contracts    	$ 48,838      	       $ 34,763
Operating expenses:
Labor costs 	                              16,634               	11,720
Product costs                             	17,216               	12,032
Other operating expenses 	                  7,617                	5,734
Depreciation and amortization 	             1,289        	          847
                                         --------              --------
Income from profit and loss contracts 	     6,082                	4,430
Management fees                     	       1,070         	       1,115
                                         --------              --------
Income from foodservice operations 	        7,152          	      5,545
                                         --------              --------

Fuddruckers:
Sales from restaurant operations          	33,528               	26,331
Operating expenses:
Labor costs                                	9,264                	7,458
Product costs                              	9,291                	7,264
Other operating expenses                   	8,946                	6,926
Depreciation and amortization       	       1,887         	       1,174
                                         --------              --------
Income from restaurant operations 	         4,140                	3,509
Franchising income                  	       1,972         	       1,013
                                         --------              --------
Income from restaurant and
 franchising operations 	                   6,112         	       4,522
                                         --------              --------

Champps:
Sales from restaurant operations           	1,852                	1,789
Operating expenses:
Labor costs                                  	649                  	615
Product costs                                	541                  	521
Other operating expenses                     	348                  	339
Depreciation and amortization 	                58        	           63
                                         --------              --------
Income from restaurant operations 	           256          	        251
                                         --------              --------

Income from operations before
 selling, general and administrative
 expenses 	                                13,520         	      10,318
                                         --------              --------

                                       	 September 30,         	October 1,
                                             1995                  1994
Selling, general and
 administrative expenses (1):
Foodservice                              	  2,283                 	2,470
Fuddruckers                                	2,835                 	2,078
Corporate                                  	3,452                 	2,455
Champps 	                                     229         	          126
                                         --------               --------
 Total 	                                    8,799          	       7,129
                                         --------               --------

Operating income                           	4,721                 	3,189

Interest expense                           	1,297                   	782
Interest income                              	(61)                  	(71)
Minority interest                 	            27        	            (3)
                                         --------               --------
Income before income taxes                 	3,458                 	2,481
Income tax expense                  	       1,314         	          899
                                         --------               --------
Net income 	                             $  2,144      	        $  1,582
                                         ========               ========

(1)	Selling, general and administrative expenses include
depreciation expense of $265 and $201 in 1995 and 1994, respectively.

ITEM 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

                               RESULTS OF OPERATIONS

Summary

Net income for the quarter ended September 30, 1995 increased 36% to $2.1 million on revenues of $87.3 million as compared to net income of $1.6 million on revenues of $65.0 million for the quarter ended October 1, 1994. Fully diluted earnings per share increased 23% to $0.27 for the quarter compared to $0.22 for the comparable quarter of last year.

Foodservice

The following table sets forth, for the periods presented, certain financial information for the Company's foodservice business. For further financial information relating to the foodservice business see Note 6 of Notes to the Consolidated Financial Statements.

         -                                           	 	September 30,   	  October 1,
                                                  1995              1994
Sales from profit and loss contracts             	100.0%            	100.0%
Operating expenses:
 Labor costs                                     	(34.1)            	(33.7)
 Product costs                                   	(35.2)            	(34.6)
 Other operating expenses                        	(15.6)            	(16.5)
 Depreciation and amortization             	       (2.6)      	       (2.5)
                                               --------           --------
Income from profit and loss contracts 	            12.5%          	   12.7%
                                               ========           ========

Total foodservice revenues                    	$ 49,908          	$ 35,878
                                               ========           ========
Managed volume:
Management fee contracts                      	$ 21,371          	$ 21,128
Profit and loss contracts                    	   48,838         	   34,763
                                               --------           --------
 Total managed volume                         	$ 70,209          	$ 55,891
                                               ========           ========

Income from foodservice operations            	$  7,152          	$  5,545
                                               ========           ========

Income from foodservice operations
 as a percentage of managed volume:
Management fee contracts                          	 5.0%              	5.3%
Profit and loss contracts                         	12.5%             	12.7%

Income from foodservice operations
 as a percentage of total managed volume 	         10.2%             	 9.9%

Income from foodservice operations
 as a  percentage of foodservice revenues 	        14.3%            	 15.5%

Daka conducts its operations on the basis of two types of foodservice contracts with its clients. The first type is a management fee contract pursuant to which a client pays Daka a negotiated fee for overseeing and administering its foodservice operations and reimburses Daka for all costs incurred in providing such service. Management fee contracts are prevalent where companies subsidize food services as part of the benefits provided to employees and in elementary and secondary schools. The second type of contract is a profit and loss contract whereby Daka assumes the risk of profit or loss from the foodservice operations. While Daka manages the total sales volume attributable to both contract types, generally accepted accounting principles require that Daka recognize sales and expenses from profit and loss contracts, but only the management fee amount derived from management fee contracts. Consequently, Daka does not recognize sales and expenses with respect to management fee contracts. As a result, Daka's managed volume, which represents both sales made pursuant to profit and loss contracts and sales to guests of foodservice clients pursuant to management fee contracts is considerably greater than the revenues it recognizes.

Managed volume in the Company's foodservice business increased $14.3 million or 26% to $70.2 million during the quarter ended September 30, 1995 as compared to $55.9 million in the comparable quarter of 1994. The increase in managed volume was primarily due to $17.8 million of managed volume generated by the educational and corporate foodservice contracts acquired from ServiceMaster Management Services L.P. ("SMMSLP") on February 8, 1995 by Daka Restaurants, L.P. ("DRLP"), an 80.01% owned consolidated subsidiary of Daka, increased volume at existing foodservice operations and new contracts added during 1995, offset by managed volume associated with certain lost or terminated contracts.

During fiscal 1995, a number of marginally profitable or unprofitable contracts expired and, accordingly, became subject to a competitive bidding process. Throughout this process, Daka rebid unprofitable or marginally profitable contracts on terms that should provide it with an acceptable profit. Certain of these contracts were retained, and, as anticipated, certain other contracts were not retained. However, despite the loss of these contracts, operating margins as well as income from foodservice operations in Daka's base business, excluding the educational and corporate foodservice contracts acquired in 1995 from SMMSLP, improved during the quarter ended September 30, 1995 compared to the same quarter last year.

Income from foodservice operations increased 29% to $7.2 million during the quarter ended September 30, 1995 as compared to $5.5 million in the comparable quarter of 1994. Income from profit and loss contracts as a percentage of sales from profit and loss contracts decreased during the quarter ended September 30, 1995 as compared to the comparable quarter of 1994 due to the lower operating margins associated with the educational foodservice contracts acquired from SMMSLP in 1995. Operating margins in the base foodservice business, excluding the educational and corporate foodservice contracts acquired in 1995 from SMMSLP, increased during the quarter ended September 30, 1995 compared to the same quarter of last year while the acquired contracts performed as expected. The lower operating margins associated with the educational foodservice contracts acquired is typical of the educational foodservice industry and consistent with the operating margins in Daka's existing educational foodservice business.

Fuddruckers

The following table sets forth, for the periods presented, certain financial information for Fuddruckers. For further information relating to Fuddruckers see Note 6 of Notes to the Consolidated Financial Statements.

                                           					September 30,   	October 1,
                                                     1995           1994
Sales from Fuddruckers-owned restaurants:         	100.0%          	100.0%
Operating expenses:
 Labor costs                                      	(27.7)          	(28.3)
 Product costs                                    	(27.7)          	(27.6)
 Other operating expenses                         	(26.7)          	(26.3)
 Depreciation and amortization 	                    (5.6)    	       (4.5)
                                                --------         --------
Income from restaurant operations          	        12.3%    	       13.3%
                                                ========         ========

Restaurant sales 	                              $ 33,528        	$ 26,331
                                                ========         ========

Income from restaurant operations              	$  4,140        	$  3,509
Franchising income 	                               1,972     	      1,013
                                                --------         --------
Income from restaurant and
 franchising operations 	                       $  6,112        	$  4,522
                                                ========         ========

Number of restaurants (end of period):
 Fuddruckers-owned                                  	102              	77
 Franchised 	                                         72   	           78
                                                --------         --------
  Total restaurants                        	         174    	         155
                                                ========         ========

Sales in Fuddruckers-owned restaurants increased $7.2 million or 27% during the quarter ended September 30, 1995 compared to the quarter ended October 1, 1994. This increase is due to a combination of $1.2 million of sales at 5 restaurants acquired from franchisees during fiscal 1995 and $8.1 million of sales at 26 new restaurants opened in the past year, offset, in part, by a $900 thousand decrease in sales resulting from the closing of one restaurant in fiscal 1995 and the sale of three restaurants to franchisees during the fourth quarter of fiscal 1995. In addition, comparable restaurant sales decreased by 1.5% during the quarter ended September 30, 1995 as compared to the first quarter of last year.

Income from restaurant and franchise operations increased to $6.1 million during the quarter ended September 30, 1995 as compared to $4.5 million during the comparable quarter of last year. The increase in income from restaurant operations was primarily due to the increased number of restaurants in operation during the quarter as compared to the first quarter of last year. The increase in franchising income is primarily due to a development fee received in connection with the sale of the exclusive rights to build Fuddruckers restaurants in certain countries located in northern Asia.

Operating margins remained relatively stable with the exception of depreciation and amortization which, as a percentage of sales, increased as a result of the amortization of preopening costs associated with the opening of 26 new restaurants.

Champps

The following table sets forth, for the periods presented, certain financial information for the two Champps Americana restaurants owned by ADC. For further information related to ADC see Note 6 of Notes to the Consolidated Financial Statements.

                                            			 	September 30,  	October 1,
                                                     1995           1994
Sales from Champps restaurants                      	100.0%         	100.0%
Operating expenses:
 Labor costs                                        	(35.1)         	(34.4)
 Product costs                                      	(29.2)         	(29.1)
 Other operating expenses                           	(18.8)          	(19.0)
 Depreciation and amortization               	        (3.1)   	        (3.5)
                                                  --------         --------
Income from restaurant operations 	                   13.8%    	       14.0%
                                                  ========         ========

Restaurant sales                                 	$  1,852        	$  1,789
                                                  ========         ========

Income from restaurant operations                	$    256        	$    251
                                                  ========         ========

Number of restaurants 	                                  2    	           2
                                                  ========         ========

Comparable sales increased 3.5% during the quarter ended
September 30, 1995 compared to the first quarter of last year while operating margins remained relatively consistent during the quarter, resulting in a 2% increase in income from restaurant operations.

ADC currently has two Champps Americana restaurants under development in Ohio which are expected to open in the second and third quarters of fiscal 1996.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.7 million to $8.8 million for the quarter ended September 30, 1995 compared to $7.1 million in the quarter ended October 1, 1994. Selling, general and administrative expenses as a percentage of managed volume of $105.6 million and $84.0 million, which includes foodservice managed volume as well as sales at Company-owned restaurants, decreased to 8.3% during the quarter compared to 8.5% in the comparable quarter of last year. The decrease in selling, general and administrative expenses as a percentage of managed volume reflects the Company's ability to leverage its corporate and field operations infrastructure as it continues to add new restaurants and grow its foodservice business through acquisitions of other contract foodservice management companies.

Interest Expense

Interest expense increased $500 thousand to $1.3 million during the quarter ended September 30, 1995 compared to $800 thousand in the first quarter of last year. The increase is a result of an overall higher level of debt due to borrowings under the Company's line of credit offset, in part, by a decrease in interest expense as a result of the conversion of $13.2 million of the Company's Convertible Subordinated Notes into common stock beginning in the second quarter of fiscal 1995.

Income Taxes

The Company's effective tax rate increased to 38% for the quarter ended September 30, 1995 compared to 36.2% for the comparable period of last year. The increase was primarily due to higher pretax income and the elimination of the targeted jobs tax credit in December 1994.

Earnings Per Share

Primary earnings per share decreased 10% while fully diluted earnings per share increased 23% during the quarter as compared to last year. The decrease in primary earnings per share was primarily due to a 47% increase in the primary weighted average number of shares outstanding offset, in part, by a 36% increase
in net income.   The shares issued upon conversion of the
Company's Series A Preferred Stock into 1,957,521 shares of common stock and the conversion of a portion of the Company's Convertible Subordinated Notes into approximately 419,832 shares of common stock, included in the calculation of the weighted average number of primary shares outstanding from the conversion date to the end of the quarter were the principal reasons for the increase. The shares issued pursuant to the conversion of the Preferred Stock and Convertible Subordinated Notes had no effect on fully diluted earnings per share since such shares were previously included in the calculation of fully diluted earnings per share.

FINANCIAL CONDITION AND LIQUIDITY

Working capital amounted to $20.5 million at September 30, 1995, an increase of $10.3 million compared to working capital of $10.2 million at July 1, 1995. The increase in working capital is principally due to the use of borrowings under the Company's line-of-credit agreement, classified as long-term debt, to fund operating activities as a result of the seasonal increase in accounts receivable due to the commencement of foodservice operations at schools and colleges served by the Company. At September 30, 1995 the Company had approximately $11.4 million of available borrowing capacity remaining on its line-of-credit.

Capital expenditures in the quarter ended September 30, 1995 aggregated approximately $11.0 million, and consisted of $7.9 million for new Fuddruckers restaurants and upgrades at existing restaurants, $1.3 million for new Champps restaurants under construction, $600 thousand for updating the Company's information systems and $1.2 million for improvements at facilities of foodservice clients. Capital expenditures were funded through a combination of borrowings under the Company's line-of-credit agreement and approximately $5.9 million of proceeds from its sale-leaseback facility.

The Company plans to open 30 new Fuddruckers-owned restaurants, continue to reorient facilities of foodservice clients to a more retail restaurant environment and open two Champps Americana restaurants during fiscal 1996. Management believes that cash flow from operations, existing cash, available borrowings under its line-of-credit as well as the new $25 million sale-lease back facility obtained in October 1995 will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements for the foreseeable future.

                       PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

(a)		Exhibits
   		11	Computation Regarding Per Share Earnings


(b)	 Reports on Form 8-K
   	 The Company filed Form 8-K on October 13, 1995 with respect to the merger described in Note 2 to the Consolidated Financial Statements.



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


November 8, 1995