Form 10-Q
period 1995-12-30
DAKA INTERNATIONAL INC
filed 1996-02-20
CIK 840826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.
                                 FORM 10-Q


(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended December 30, 1995

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


Number of shares of Common Stock, $.01 par value, outstanding at February 14, 1996: 7,233,066

PART I - FINANCIAL INFORMATION

                         DAKA INTERNATIONAL, INC.
                       CONSOLIDATED BALANCE SHEETS
            (Dollars in thousands, except  per share data)

                                                 	December 30,     	July 1,
                                                	     1995     	     1995
                                                  (Unaudited)
ASSETS:
Current assets:
 Cash and cash equivalents 	                       $   9,083     	  $   7,236
 Accounts receivable, net                            	45,244         	 29,844
 Inventories                                         	10,193           	9,295
 Prepaid expenses and other current assets 	           2,957      	     1,530
                                                   ---------        ---------
  Total current assets 	                              67,477      	    47,905
                                                   ---------        ---------

Property and equipment, net                         	101,055          	86,513
Investments in, and advances to, affiliates 	            609             	511
Other assets, net 	                                   29,238          	30,524
Deferred income taxes 	                                2,327     	      2,327
                                                   ---------        ---------
                                                   $ 200,706     	  $ 167,780
                                                   =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable 	                                $  21,172       	$  19,492
 Accrued expenses                                    	16,201          	17,364
 Current portion of long-term debt                      	782             	613
 Deferred income taxes 	                                 236    	         236
                                                   ---------        ---------
  Total current liabilities 	                         38,391      	    37,705
                                                   ---------        ---------

Long-term debt 	                                      85,047          	68,497
Other long-term liabilities                           	9,741           	8,830
Minority interests                                    	2,861           	3,012

Commitments and contingencies (Note 3)

Stockholders' equity:
Series A Preferred Stock, $.01 par value,
 $100 liquidation preference; 1,000,000
 shares authorized; 11,912 and 100,000
 shares issued and outstanding at
 December 30, 1995 and July 1, 1995,
 respectively 	                                            -     	          1
Common Stock, $.01 par value; 20,000,000
 shares authorized; 7,225,642 and 4,495,193
 shares issued and outstanding at
 December 30, 1995 and July 1, 1995,
 respectively 	                                           73            	  46
Capital in excess of par value 	                      47,701          	38,848
Retained earnings 	                                   16,892      	    10,841
                                                   ---------        ---------
 Total stockholders' equity 	                         64,666      	    49,736
                                                   ---------        ---------
                                                 	 $ 200,706     	  $ 167,780
                                                   =========        =========

See notes to consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                 (Unaudited)

                                   	Quarters Ended   			 	Six Months Ended
                                 	December 	 	December 	 	December 	 	December
                               	  30, 1995    31, 1994    30, 1995    31, 1994
Revenues:
 Sales 	                          $ 94,670 	 	$ 74,572   	$178,888 	 	$137,455
 Management fees and
  franchising income 	               4,121       2,584       7,163       4,712
                                  --------    --------    --------    --------
                              	     98,791      77,156     186,051     142,167
                                  --------    --------    --------    --------
Costs and expenses:
 Cost of sales and operating
  expenses                         	79,242   	 	62,508   		149,748  	 	115,117
 Selling, general and
  administrative expenses           	8,761    	 	6,769   	 	17,295   	 	13,697
 Depreciation and amortization 	     3,513    	 	2,554    	 	7,012     		4,839
 Interest expense                   	1,244    	 	1,079    	 	2,541    	 	1,861
 Interest income                      	(93)     	 	(33)    	 	(154)    	 	(104)
 Minority interests 	                 (177)       (101)       (150)       (104)
                                  --------    --------    --------    --------
                              	     92,490      72,776	    176,292     135,306
                                  --------    --------    --------    --------

Income before income taxes          	6,301    	 	4,380    	 	9,759     		6,861
Income tax expense 	                 2,394       1,616       3,708       2,515
                                  --------    --------    --------    --------
Net income                          	3,907    	 	2,764    	 	6,051    	 	4,346
Preferred Stock dividend 	               -         400           -         400
                                  --------    --------    --------    --------
Net income available for
 Common Stockholders 	            $  3,907   	$  2,364   	$  6,051 	 	$  3,946
                                  ========    ========    ========    ========

Earnings per share:
Primary 	                         $    .53 	 	$    .58   	$    .91  		$    .98
Fully diluted                    	$    .46 	 	$    .36   	$    .73   	$    .58




See notes to consolidated financial statements.

                              DAKA INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              Six months ended December 30, 1995 and December 31, 1994
                                  (In thousands)
                                    (Unaudited)

                                                   	December 	  	December
                                                 	  30, 1995     31, 1994
Cash flows from operating activities:
Net income                                         	$  6,051  	 	$  4,346
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization 	                       7,012     	 	4,839
 Loss on the sale of property and equipment             	793
 Minority interests                                    	(150)     	 	(104)
Change in assets and liabilities:
 Accounts receivable                                	(15,400)   	 	(2,388)
 Inventories                                           	(898)     	 	(711)
 Other assets                                        	(2,563)   	 	(2,553)
 Accounts payable and accrued expenses 	                 517         (290)
 Other long-term liabilities 	                           911        3,856
                                                    --------     --------
  Net cash (used in) provided by
   operating activities 	                             (3,727)       6,995
                                                    --------     --------

Cash flows from investing activities:
Purchase of property and equipment                  	(28,235)  	 	(16,406)
Proceeds from sale of property and equipment             	90       	 	212
Investments in, and advances to, affiliates             	(98)      	 	(93)
Cash paid for acquisitions, net of cash
 acquired of $- and $12 	                                  -         (563)
                                                    --------     --------
  Net cash used in investing activities: 	           (28,243) 	   (16,850)
                                                    --------     --------

Cash flows from financing activities:
Proceeds from line-of-credit                         	25,200    	 	12,239
Payment of Preferred Stock dividend                       	-      	 	(400)
Repayment of long-term debt                            	(314)   	 	(1,038)
Proceeds from sale-leaseback 	                         8,250          		-
Other 	                                                  681          110
                                                    --------     --------
  Net cash provided by financing activities 	         33,817       10,911
                                                    --------     --------

Net increase in cash and cash equivalents 	            1,847     	 	1,056

Cash and cash equivalents, beginning of period 	       7,236        5,040
                                                    --------     --------
Cash and cash equivalents, end of period           	$  9,083  	 	$  6,096
                                                    ========     ========

Supplemental cash flow disclosures:
Interest paid                                      	$  2,447  	 	$  1,837
Income taxes paid 	                                    4,271     	 	3,638

During the periods ended December 30, 1995 and December 31, 1994 the Company acquired certain equipment by entering into capital leases aggregating $326 and $107, respectively.

See notes to consolidated financial statements.

                           DAKA INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             Six months ended December 30, 1995 and Years ended
                       July 1, 1995 and July 2, 1994
                     (In thousands, except share data)
                                (Unaudited)

                                                   	 	 	 Capital
         	      Preferred Stock   	    Common Stock    	In Excess 	          	   Total
              	 Outstanding 	Par  	 	Outstanding 	Par 	 	of  Par 	  Retained  	Stockholders'
                  Shares 	  Value 	 	  Shares 	  Value 	 	Value 	   Earnings 	   Equity
Balance,
 July 2, 1994 	   100,000   	$ 1  	 	3,773,503   $38   		$30,616  	 $ 2,125    $32,780
Employee stock
 options exercised 	 	 	 	              37,360   	 1     	 	 339 	                	340
Shares issued upon
 conversion of
 certain Convertible
 Subordinated
 Notes, net 	 	 	 	                    684,330  	  7  	 	  7,893           		    7,900
Preferred Stock
 dividend 	 	 	 	 	 	 	 	                                              (400)      (400)
Net income 	                 	         	 	                  	   	     9,116    	 9,116
                  -------    ---     ---------   ---     -------    -------    -------
Balance,
 July 1, 1995    	100,000   	$ 1  	 	4,495,193  	$46    	$38,848   	$10,841    $49,736
Employee stock
 options exercised 	 	 	 	              65,180         	 	 	 682  	               	682
Shares issued upon
 conversion of
 certain Convertible
 Subordinated
 Notes, net 	 	 	 	                    707,748  	  7 	  	  8,190  		             8,197
Shares issued upon
 conversion of
 certain Preferred
 Stock 	          (88,088)    (1)    1,957,521  	 20     	 	 (19)
Net income 	                 	               	 	                	     6,051    	 6,051
                  -------    ---     ---------   ---     -------    -------    -------
Balance,
 December 30,
 1995 	            11,912 	    -    	7,225,642  	$73 	 	 $47,701  	 $16,892    $64,666
                  =======    ===     =========   ===     =======    =======    =======



See notes to consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Six months ended December 30, 1995 and December 31, 1994
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of DAKA International, Inc. and its majority-controlled subsidiaries ("DAKA" or the "Company"). Significant intercompany balances and transactions have been eliminated in consolidation.

Business

The Company's principal subsidiaries, Daka, Inc. ("Daka"), Fuddruckers, Inc. ("Fuddruckers") and Americana Dining Corp. ("ADC"), operate in the contract foodservice and restaurant industries. Daka provides restaurant style contract foodservice management at a variety of schools and colleges as well as other facilities. Fuddruckers owns, operates and franchises Fuddruckers restaurants throughout the United States and in Canada, Australia and the Middle East. ADC, a majority controlled subsidiary, owns and operates two restaurants in the Minneapolis area under the name "Champps Americana" pursuant to a license agreement from Champps Entertainment, Inc. ("CEI"), licensor and franchisor of Champps Americana restaurants.

Unaudited Interim Financial Statements

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended July 1, 1995. The consolidated results of operations for the quarter and six months ended December 30, 1995 and December 31, 1994 are not necessarily indicative of results that could be expected for a full year.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to June
30th. For purposes of these notes to the consolidated financial statements the three and six months ended December 30, 1995 and December 31, 1994 are referred to as 1995 and 1994, respectively.

Earnings Per Share

Primary earnings per share are computed using the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding. In addition to the inclusion of common and common equivalent shares, the calculation of fully diluted earnings per share includes the shares issuable upon conversion of the Preferred Stock which amounted to 264,700 and 2,222,222 shares in 1995 and 1994, respectively, and the shares issuable upon conversion of the Convertible Subordinated Notes ("Notes") which amounted to 1,003,750 and 2,094,418 shares in 1995 and 1994, respectively. Fully diluted earnings per share assumes that the Preferred Stock and Notes were converted into Common Stock as of the beginning of the fiscal year and reflect the elimination of interest expense related to the Notes, net of the related income tax effect, and the elimination of dividends related to the Preferred Stock.

The weighted average number of shares used in the computation of earnings per share for 1995 and 1994 are as follows:

                        	Quarters Ended  		            Six Months Ended
                    December 30, 	 December 31,    December 30,   	December 31,
                       1995            1994           1995             1994
Primary 	           7,412,136     	4,044,380      	6,631,627      	4,020,148

Fully diluted      	8,858,202     	8,632,764      	8,815,927      	8,627,398

2.   Pending Merger

On October 10, 1995, CEI Acquisition Corp., a newly formed, wholly-owned subsidiary of the Company, and Champps
Entertainment, Inc. ("Champps") entered into an Agreement and Plan of Merger (the "Merger Agreement") whereby the Company would issue .40 (the "Exchange Ratio") shares of common stock for each share of Champps common stock outstanding or issuable upon exercise of Champps stock options or warrants, subject to adjustment as defined in the Merger Agreement (the "Merger").
The Exchange Ratio will increase to .43 in the event that the average closing price of the Company's common stock during the 20 trading days preceding the second trading day prior to the closing date of the Merger is less than $30 per share or decrease to .37 in the event that the average closing price of the Company's common stock during the 20 trading days preceding the second trading day prior to the closing date of the Merger is greater than $35 per share. Consummation of the Merger is conditioned upon the transaction qualifying for treatment as a pooling of interests for accounting and financial reporting purposes. Upon consummation of the Merger, under the pooling of interests method of accounting, the Company will restate its historical consolidated financial statements to reflect the inclusion of Champps' assets, liabilities, shareholders' investment and operating results to reflect the Merger as if the Company and Champps had been combined for all periods presented. In addition, transaction costs associated with the Merger will be charged to expense in the period that the Merger is consummated.

The Merger is subject to approval by the shareholders of both the Company and Champps at shareholder meetings to be held on February 21, 1996. The current President of Champps has entered into a five year employment agreement with the Company whereby, subsequent to the Merger, he will serve as Chairman and Chief Executive Officer of Champps .

3.  Commitments and Contingencies

Litigation

In certain circumstances, where management and legal counsel believe that a loss has been incurred, the Company has recorded an estimate of such loss. The Company is also engaged in various other legal actions arising in the ordinary course of business which, in the judgment of management, based upon consultation with legal counsel, the Company has adequate legal defenses or insurance coverage with respect to these actions or believes that the ultimate outcome will not have a material adverse affect on the Company's consolidated financial statements.

Letters of Credit

At December 30, 1995, the Company had approximately $8 million of outstanding letters of credit. In February 1996, approximately $4.1 million of outstanding letters of credit were released, resulting in an increase in the Company's borrowing capacity under its line-of-credit agreement.

Leases

In December 1995, CEI obtained a commitment for a $40,000 development and sale-leaseback financing facility from AEI Fund
Management, Inc. ("AEI"). Pursuant to the terms of the agreement, CEI will sell and lease back from AEI Champps restaurants to be constructed, in which CEI has an ownership interest in the real estate and will pay a commitment fee of 1% of the sale price of each property sold to AEI. The purchase price shall be equal to the total project cost of the property, as defined in the agreement, not to exceed its appraised value
(the "Purchase Price"). The unused commitment, if any, expires on December 6, 1997. The leases, to be guaranteed by DAKA, provide for a fixed minimum rent based on a percentage of the respective property's Purchase Price, subject to subsequent CPI-based increases. The leases also provide for an initial term of 20 years with two 5-year renewal options exercisable at the option of CEI. The terms and conditions of the sale-leaseback are such that they do not meet the criteria for treatment as capital leases under Statement of Financial Accounting Standards (SFAS) No. 13 "Accounting for
Leases." AEI's commitment is contingent upon consummation of the Merger discussed in Note 2.

In December 1995, the Company obtained a $3,500 capital lease facility from Chase Equipment Leasing, Inc. ("Chase"). The lease provides for fifty-one consecutive monthly rental payments, based on the total of all progress payments made by Chase, commencing on or before July 1, 1996. Interest accrues at the LIBOR rate plus 1%.

In October 1995, Fuddruckers obtained a commitment for a $25,000 sale-leaseback financing facility from Franchise Finance Corporation of America ("FFCA"). Pursuant to the terms of the facility, Fuddruckers will sell and lease back from FFCA up to 20 Fuddruckers restaurants to be constructed, in which Fuddruckers has an ownership interest in the real estate and will pay a commitment fee of 1.5% of the sale price of each property sold to FFCA. The sale price is limited to the lesser of 80% of the fair market value of the property or $1,250. The unused commitment, if any, expires on October 31, 1996. The leases provide for a fixed minimum rent plus additional rent based on a percentage of sales and provide for an initial lease term of 20 years with two 5-year renewal options exercisable at the option of Fuddruckers. The terms and conditions of the sale-leaseback are such that they do not meet the criteria for treatment as capital leases under SFAS No. 13.

4.  Debt

In December 1995, the Company amended its revolving line-of-credit agreement, increasing the Company's borrowing capacity from $75,000 to $100,000, extending the maturity date to November 30, 1998 and amending certain loan covenants. At
December 30, 1995, borrowings under the line-of-credit aggregated $71,200.

During the quarter and six months ended December 30, 1995, $3,455 and $8,439, respectively, of Notes were converted into common stock. In connection with the conversion, the Company increased Stockholders' Equity by $3,338 and $8,197, respectively, for the quarter and six months ended December 30, 1995. As of December 30, 1995, $12,045 of Notes remained outstanding. The conversion had no effect upon fully diluted earnings per share since the shares issuable upon conversion of the Notes were included in the calculation of fully diluted earnings per share.

5.	Preferred Stock

During 1995, in two separate transactions, Holders of the Company's Series A Preferred Stock ("Preferred Stock") converted 88,088 shares of Preferred Stock into 1,957,521 shares of common stock. The conversion had no effect upon fully diluted earnings per share since the shares issuable upon conversion of the Preferred Stock were already included in the calculation of fully diluted earnings per share. As of December 30, 1995, 11,912 shares of Preferred Stock remain outstanding which may be converted into 264,700 shares common stock at any time at the Holders option.

6.	Subsequent Event

In January 1996, DAKA acquired for approximately $5 million, a 16.7% equity interest in the form of convertible redeemable preferred stock (the "Preferred Stock") in La Salsa Holding Co. ("La Salsa"), a franchisor and operator of La Salsa Mexican restaurants. Each share of Preferred Stock may be converted into La Salsa's Class D Common Stock at $1.50 per share and is redeemable at face value in installments beginning on March 3, 2000. In addition, DAKA received warrants to acquire, within 18 months, shares of convertible redeemable preferred stock representing an additional 13.3% equity interest for approximately $7.1 million. La Salsa currently has 30 franchised and 27 owned stores in California and throughout the southwestern part of the United States. The transaction is currently treated as an investment using the cost method of accounting.

7.  Segment Information

The Company operates in the contract foodservice management and restaurant industries. The table below presents selected results of operations for the Company's foodservice management, Fuddruckers and Champps businesses for the quarters and six months ended December 30, 1995 and December 31, 1994.

 	                                   Quarters Ended 	 	  		Six Months Ended
                                	December 	 	December 	 	December 	 	December
                              	  30, 1995 	  31, 1994    30, 1995 	  31, 1994
Revenues:
 Sales from profit and
  loss contracts 	              $ 61,266 	 	$ 47,094   	$110,104   	$ 81,857
 Management fees                  	1,512    	 	1,483    	 	2,582    	 	2,598
 Restaurant sales - Fuddruckers  	31,202   	 	25,594     	64,730   	 	51,925
 Restaurant sales - Champps       	2,202    	 	1,884    	 	4,054     		3,673
 Franchising income 	              2,609       1,101       4,581       2,114
                                --------    --------    --------    --------
  Total revenues 	              $ 98,791   	$ 77,156 	 	$186,051 	 	$142,167
                                ========    ========    ========    ========

Foodservice:
 Sales from profit and
  loss contracts 	              $ 61,266   	$ 47,094   	$110,104   	$ 81,857
 Operating expenses:
  Labor costs                    	19,619   	 	15,640   	 	36,253   	 	27,360
  Product costs 	                 22,795   	 	16,631   	 	40,011   	 	28,663
  Other operating expenses        	8,416    	 	7,207   	 	16,033    		12,941
  Depreciation and amortization    1,384       1,006       2,673       1,853
                                --------    --------    --------    --------
  Income from profit and
   loss contracts 	                9,052    	 	6,610    		15,134   	 	11,040
  Management fees  	               1,512       1,483       2,582       2,598
                                --------    --------    --------    --------
  Income from foodservice
   operations 	                   10,564 	     8,093      17,716      13,638
                                --------    --------    --------    --------

Fuddruckers:
 Sales from restaurant
  operations                     	31,202   	 	25,594    		64,730   	 	51,925
 Operating expenses:
  Labor costs                     	8,976    	 	7,623   	 	18,240   	 	15,081
  Product costs                   	8,837    	 	7,038   	 	18,128   	 	14,302
  Other operating expenses        	8,790    	 	6,844   	 	17,736    		13,770
  Depreciation and amortization 	  1,762       1,270       3,649	      2,444
                                --------    --------    --------    --------
 Income from restaurant
  operations                      	2,837    	 	2,819     		6,977    	 	6,328
 Franchising income        	       2,609       1,101       4,581       2,114
                                --------    --------    --------    --------
 Income from restaurant
  and franchising operations       5,446       3,920      11,558       8,442
                                --------    --------    --------    --------

                                    Quarters Ended 	 	 	 	Six Months Ended
                               	December 	 	December  	 	December 	 	December
                             	  30, 1995 	  31, 1994  	  30, 1995 	  31, 1994
Champps Americana:
 Sales from restaurant
  operations                      	2,202    	 	1,884     		4,054    	 	3,673
 Operating expenses:
  Labor costs                       	748      	 	624    	 	1,397    	 	1,239
  Product costs                     	645      	 	548    	 	1,186    	 	1,069
  Other operating expenses          	416      	 	353      	 	764      	 	692
  Depreciation and amortization       80          65         138         128
                                --------    --------    --------    --------
 Operating contribution 	            313         294         569         545
                                --------    --------    --------    --------

Income from operations before
 selling, general and
 administrative expenses 	         6,323	     12,307  	   29,843      22,625
                                --------    --------    --------    --------

Selling, general and
 administrative expenses:
  Foodservice segment             	2,027    	 	1,726    	 	4,310     		4,196
  Restaurant segment              	3,280    	 	1,964    	 	6,115    	 	4,042
  Corporate (1)                   	3,519    	 	3,144    	 	6,971    	 	5,599
  Champps Americana 	                222         148         451         274
                                --------    --------    --------    --------
   Total 	                         9,048	      6,982 	    17,847  	   14,111
                                --------    --------    --------    --------

Operating income                  	7,275    	 	5,325   	 	11,996    	 	8,514

Interest expense 	                 1,244    	 	1,079    	 	2,541    	 	1,861
Interest income                     	(93)     	 	(33)    	 	(154)    	 	(104)
Minority interests 	                (177)    	  (101) 	     (150)       (104)
Income before income taxes 	       6,301    	 	4,380    	 	9,759    	 	6,861
Income taxes                	      2,394       1,616     	 3,708       2,515
                                --------    --------    --------    --------
Net income 	                    $  3,907   	$  2,764   	$  6,051   	$  4,346
                                ========    ========    ========    ========


(1)	Includes depreciation expense of $287, $213, $552 and $414
for the quarters and six months ended December 30, 1995 and December 31, 1994, respectively.

ITEM 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

RESULTS OF OPERATIONS

Summary

Net income for the quarter ended December 30, 1995 increased 41% to $3.9 million on revenues of $98.8 million as compared to net income of $2.8 million on revenues of $77.2 million for the quarter ended December 31, 1994. Fully diluted earnings per share increased 28% to $0.46 for the quarter compared to $0.36 for the comparable quarter of last year.

Net income for the six months ended December 30, 1995 increased 39% to $6.1 million on revenues of $186.1 million as compared to net income of $4.3 million on revenues of $142.2 million for the six months ended December 31, 1994. Fully diluted earnings per share increased 26% to $0.73 during the six months ended December 30, 1995 compared to $0.58 for the comparable period of last year.

Foodservice

The following table sets forth, for the periods presented, certain financial information for the Company's foodservice business. For further information relating to the foodservice business, see Note 7 of Notes to Consolidated Financial
Statements.

                                      	Quarters Ended 	    	Six Months Ended
                                    	December 	December  	 December 	December
                                  	  30, 1995  31, 1994 	  30, 1995  31, 1994
Sales from profit and
 loss contracts                        100.0%   	100.0%     	100.0%   	100.0%
Operating expenses:
 Labor costs                          	(32.0)   	(33.2)     	(32.9)   	(33.4)
 Product costs                        	(37.2)   	(35.3)     	(36.4)   	(35.0)
 Other operating expenses             	(13.7)   	(15.3)     	(14.6)   	(15.8)
 Depreciation and amortization 	        (2.3)     (2.2)       (2.4)     (2.3)
                                    --------  --------    --------  --------
Income from profit and
 loss contracts 	                       14.8%     14.0%       13.7%     13.5%
                                    ========  ========    ========  ========

Total foodservice revenues         	$ 62,778 	$ 48,577   	$112.686 	$ 84,455
                                    ========  ========    ========  ========
Managed volume:
 Management fee contracts 	         $ 30,760 	$ 28,996   	$ 52,131 	$ 50,124
 Profit and loss contracts 	          61,266    47,094   	 110,104    81,857
                                    --------  --------    --------  --------
Total managed volume 	              $ 92,026 	$ 76,090   	$162,235 	$131,981
                                    ========  ========    ========  ========

Income from foodservice operations 	$ 10,564 	$  8,093   	$ 17,716 	$ 13,638
                                    ========  ========    ========  ========

Income from foodservice operations
 as a percentage of managed volume:
  Management fee contracts              	4.9%     	5.1%       	5.0%     	5.2%
  Profit and loss contracts            	14.8%    	14.0%      	13.7%    	13.5%

Income from foodservice operations
 as a percentage of
 total managed volume                 	 11.5%   	 10.6%     	 10.9%   	 10.3%

Income from foodservice operations
 as a percentage of
 foodservice revenues                 	 16.8%   	 16.7%     	 15.7%   	 16.1%

Daka conducts its operations on the basis of two types of foodservice contracts with its clients. The first type is a management fee contract pursuant to which a client pays Daka a negotiated fee for overseeing and administering its foodservice operations and reimburses Daka for all costs incurred in providing such service. Management fee contracts are prevalent where companies subsidize food services as part of the benefits provided to employees and in elementary and secondary schools. The second type of contract is a profit and loss contract whereby Daka assumes the risk of profit or loss from the foodservice operations. While Daka manages the total sales volume attributable to both contract types, generally accepted accounting principles require that Daka recognize sales and expenses from profit and loss contracts, but only the management fee amount derived from management fee contracts. Consequently, Daka does not recognize sales and expenses with respect to management fee contracts. As a result, Daka's managed volume, which represents both sales made pursuant to profit and loss contracts and sales to guests of foodservice clients pursuant to management fee contracts, is considerably greater than the revenues it recognizes.

Managed volume in the Company's foodservice business increased $15.9 million or 21% to $92.0 million during the quarter ended December 30, 1995 as compared to $76.1 million in the comparable quarter of 1994. During the six months ended December 30, 1995, managed volume increased $30.3 million or 23% to $162.2 million compared to $132.0 million in 1994. The increase in managed volume was primarily due to $21.7 million and $39.4 million in the quarter and six month period, respectively, of managed volume generated by the educational and corporate foodservice contracts acquired from ServiceMaster Management Services L.P. ("SMMSLP") on February 8, 1995 by Daka Restaurants, L.P. ("DRLP"), an 80.01% owned consolidated subsidiary of Daka, increased comparable sales of 2.6% and 2.5% in the quarter and six month periods, respectively, and new contracts added during 1995, offset by managed volume associated with certain lost or terminated contracts.

During fiscal 1995, a number of marginally profitable or unprofitable contracts expired and, accordingly, became subject to a competitive bidding process. Throughout this process, Daka rebid unprofitable or marginally profitable contracts on terms that should provide it with an acceptable profit. Certain of these contracts were retained, and, as anticipated, certain other contracts were not retained. Despite the loss of these contracts, operating margins as well as income from foodservice operations in Daka's base business, excluding the educational and corporate foodservice contracts acquired in 1995 from SMMSLP, improved during the quarter and six month periods ended December 30, 1995 compared to the same periods last year.

Income from foodservice operations increased 31% to $10.6 million during the quarter ended December 30, 1995 as compared to $8.1 million in the comparable quarter of 1994. Income from profit and loss contracts as a percentage of sales from profit and loss contracts increased during the quarter and six months ended December 30, 1995 as compared to the comparable quarter of 1994 despite the lower operating margins associated with the educational foodservice contracts acquired from SMMSLP in 1995. The lower operating margins associated with the educational foodservice contracts acquired is typical of the educational foodservice industry and consistent with the operating margins in Daka's existing educational foodservice business.

Fuddruckers

The following table sets forth, for the periods presented, certain financial information for Fuddruckers. For further information regarding Fuddruckers, see Note 7 of Notes to Consolidated Financial Statements.

                                    	Quarters Ended     	  	Six Months Ended
                                 	 December   	December  	December   	December
                                 	 30, 1995    31, 1994   30, 1995    31, 1994
Sales from Fuddruckers-owned
 restaurants:                       	100.0%     	100.0%    	100.0%     	100.0%
Operating expenses:
 Labor costs                        	(28.8)     	(29.8)    	(28.2)     	(29.1)
 Product costs                      	(28.3)     	(27.5)    	(28.0)     	(27.5)
 Other operating expenses           	(28.2)     	(26.7)    	(27.4)     	(26.5)
 Depreciation and amortization 	      (5.6)       (5.0)      (5.6)       (4.7)
                                  --------    --------   --------    --------
Income from restaurant operations      9.1%       11.0%      10.8%       12.2%
                                  ========    ========   ========    ========

Restaurant sales                 	$ 31,202   	$ 25,594  	$ 64,730   	$ 51,925
                                  ========    ========   ========    ========

Income from restaurant
 operations 	                     $  2,837   	$  2,819  	$  6,977   	$  6,328
Franchising income 	                 2,609       1,101      4,581       2,114
                                  --------    --------   --------    --------
Income from restaurant and
 franchising operations 	         $  5,446  	 $  3,920 	 $ 11,558  	 $  8,442
                                  ========    ========   ========    ========

Number of restaurants (end of period):
 Fuddruckers-owned 	 	 	                                      103         	79
 Franchised 	 	 	                                              76          76
                                                         --------    --------
  Total restaurants 	 	 	                                     179         155
                                                         ========    ========

Sales in Fuddruckers-owned restaurants increased $5.6 million or 21.9% during the quarter ended December 30, 1995 compared to the quarter ended December 31, 1994. This increase results from $1.1 million of sales at 5 restaurants acquired from franchisees during fiscal 1995, $7.1 million of sales at 30 new restaurants opened after the first quarter of last year offset, in part, by a $0.9 million decrease in sales resulting from the closing of two restaurants and the sale of three restaurants to franchisees. In addition, comparable sales decreased by 2.3% in the second quarter ended December 30, 1995 compared to the second quarter of last year principally due to inclement weather in many of Fuddruckers' major markets during December.

Sales in Fuddruckers-owned restaurants increased $12.8 million or 24.7% during the six months ended December 30, 1995 compared to the comparable period last year. This increase results from $2.3 million of sales at 5 restaurants acquired from franchisees during fiscal 1995, $14.7 million of sales at 30 new restaurants, offset, in part, by a $1.8 million decrease in sales resulting from the closing of two restaurants and the sale of three restaurants to franchisees. Additionally, comparable restaurant sales for the six months ended December 30, 1995 decreased by 1.9% compared to last year.

Income from restaurant and franchise operations increased to $5.4 million and $11.6 million for the quarter and six months ended December 30, 1995 as compared to $3.9 million and $8.4 million during the comparable quarter and six month period of last year. Income from restaurant operations as a percentage of sales from Fuddruckers-owned restaurants decreased during the quarter and six month periods ended December 30, 1995 due to the effect of lower comparable sales and increased discounting related to the "Kids Eat Free" program available for the first time on Sundays in the second quarter in many of Fuddruckers' markets. The decrease in comparable restaurant sales and operating margins during the quarter and six months ended December 30, 1995 was offset by income from new restaurants and increased franchising income principally due to increased franchising in international markets.

Champps Americana

The following table sets forth certain financial information for the three Champps Americana restaurants owned by ADC, one of which opened in December 1995. For further information related to ADC see Note 7 of Notes to the Consolidated Financial
Statements.

                                       Quarters Ended 		   Six Months Ended
                                  December   	December   	December	  December
                               	  30, 1995 	  31, 1994 	  30, 1995   31, 1994
Sales from Champps restaurants 	    100.0%     	100.0%     	100.0%    	100.0%
Operating expenses:
 Labor costs                       	(34.0)     	(33.1)     	(34.5)    	(33.7)
 Product costs                     	(29.3)     	(29.1)     	(29.3)    	(29.1)
 Other operating expenses          	(18.9)     	(18.7)     	(18.8)    	(18.9)
 Depreciation and amortization 	     (3.6)       (3.5)       (3.4)      (3.5)
                                 --------    --------    --------   --------
Income from restaurant
 operations 	                        14.2%       15.6%  	    14.0%   	  14.8%
                                 ========    ========    ========   ========

Restaurant sales 	               $  2,202   	$  1,884   	$  4,054   $  3,673
                                 ========    ========    ========   ========
Income from restaurant
 operations 	                    $    313   	$    294   	$    569  	$    545
                                 ========    ========    ========   ========

Number of restaurants 	 	 	                                     3          2
                                                         ========   ========

Sales increased in both the quarter and the six months ended December 30, 1995 as a result of $245 of sales from one new restaurant opened in Ohio in December and increased comparable sales of 3.9% and 3.7%, in the quarter and six month periods, respectively. Higher operating expenses reflect higher initial costs at the newly opened restaurant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.1 million to $9.0 million for the quarter ended December 30, 1995. Selling, general and administrative expenses increased $3.7 million to $17.8 million for the six months ended December 30, 1995 compared to $14.1 million in the comparable period of last year. The increase primarily relates to closing costs incurred with two Fuddruckers restaurants, upgrading of management information systems and hiring additional personnel to support the overall growth in revenues. Selling, general and administrative expenses as a percentage of managed volume, which includes managed volume in the foodservice business as well as sales at Company-owned Fuddruckers and Champps restaurants, increased to 7.2% and 7.7% during the three and six months ended December 30, 1995 as compared to 6.7% and 7.5% in the comparable periods of last year.

Interest Expense

Interest expense increased $0.2 million to $1.2 million during the quarter and increased $0.7 million to $2.5 million during the six months ended December 30, 1995 compared to comparable periods of last year. The increase is a result of an overall higher level of borrowings under the Company's line-of-credit which were used to fund capital expenditures in both the foodservice and Fuddruckers businesses, offset, in part, by a decrease in interest expense as a result of the conversion of $16.7 million of the Convertible Subordinated Notes since December 1994.

Income Taxes

The Company's effective tax rate increased to 38% for the quarter and six months ended December 30, 1995 as compared to 37% for the comparable periods of last year. The increase was primarily due to higher pretax income and the elimination of the targeted job tax credit in December 1994.

Earnings Per Share

Primary earnings per share decreased 8.6% and 7.1% for the quarter and six months ended December 30, 1995 while fully diluted earnings per share increased 27.8% and 25.9% for the quarter and six months ended December 31, 1995 as compared to last year. The decrease in primary earnings per share was primarily due to 83% and 65% increases in the primary weighted average number of shares outstanding at the end of the quarter and six months ended December 30, 1995, respectively, and the effect of the Preferred Stock dividend paid in 1994, offset, in
part, by a 41% increase in net income.   The 1,957,521 shares of
common stock issued upon conversion of the Company's Series A Preferred Stock and the conversion of a portion of the Company's Convertible Subordinated Notes into shares of common stock were the principal reasons for the increase in primary weighted average shares. The shares issued pursuant to the conversion of the Preferred Stock and Convertible Subordinated Notes had no effect on fully diluted earnings per share since such shares were previously included in the calculation of fully diluted earnings per share.

FINANCIAL CONDITION AND LIQUIDITY

Working capital amounted to $29.1 million at December 30, 1995, an increase of $18.9 million compared to working capital of $10.2 million at July 1, 1995. The increase in working capital is principally due to the use of borrowings under the Company's line-of-credit agreement, classified as long-term debt, to fund operating activities as a result of the seasonal increase in accounts receivable due to the commencement of foodservice operations at schools and colleges served by the Company. At December 30, 1995 the Company had approximately $20.8 million of available borrowing capacity remaining on its line-of-credit.

Capital expenditures in the six months ended December 30, 1995 aggregated approximately $28.4 million, and consisted of $19.3 million for new Fuddruckers restaurants and upgrades at existing restaurants, $3.5 million for new Champps restaurants under construction, $1.2 million for updating the Company's information systems and $4.4 million for improvements at facilities of foodservice clients. Capital expenditures were funded through a combination of borrowings under the Company's line-of-credit agreement and approximately $8.2 million of proceeds from its sale-leaseback facility.

The Company plans to open additional new Fuddruckers-owned restaurants, continue to reorient facilities of foodservice clients to a more retail restaurant environment and open one additional Champps Americana restaurant during fiscal 1996. Management believes that cash flow from operations, existing cash, available borrowings under its line-of-credit as well as its sale-lease back facilities will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements for the foreseeable future.

                        PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

(a)		Exhibits
     11       Computation Regarding Per Share Earnings


(b) 	Reports on Form 8-K
           			There were no reports on Form 8-K filed during the quarter
              ended December 30, 1995.


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 				DAKA INTERNATIONAL, INC.
                                 				(Registrant)



                                  				By: /s/Louie Psallidas
                                          ----------------------------
                                     					Louie Psallidas
                                     					Vice President, Finance
                                     					(Principal Financial and Principal
                                     					 Accounting Officer)



Date:	February 16, 1996