Form 10-Q
period 1996-03-30
DAKA INTERNATIONAL INC
filed 1996-05-14
CIK 840826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934.

For the quarter ended March 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



               Number of shares of Common Stock, $.01 par value,
                    outstanding at May 10, 1996: 11,076,734

                         PART I - FINANCIAL INFORMATION

                            DAKA INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                       March 30,   July 1,
                                                         1996       1995
                                                       --------   --------
ASSETS:
Current assets:
   Cash and cash equivalents .......................   $  9,436   $ 10,317
   Accounts receivable, net ........................     48,344     29,994
   Inventories .....................................     11,437      9,448
   Prepaid expenses and other current assets .......      5,316      2,240
                                                       --------   --------
     Total current assets ..........................     74,533     51,999
                                                       --------   --------

Property and equipment, net ........................    118,934     93,874
Investments in, and advances to, affiliates ........      5,000        511
Other assets, net ..................................     29,373     31,389
Deferred income taxes ..............................      2,327      2,327
                                                       --------   --------
                                                       $230,167   $180,100
                                                       ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable ................................   $ 23,214   $ 20,381
   Accrued expenses ................................     20,012     18,175
   Current portion of long-term debt ...............      2,876        851
   Deferred income taxes ...........................        236        236
                                                       --------   --------
     Total current liabilities .....................     46,338     39,643
                                                       --------   --------

Long-term debt .....................................     87,410     69,772
Other long-term liabilities ........................     13,181      8,830
Minority interests .................................      2,259      3,012

Commitments and contingencies

Stockholders' equity:
Series A Preferred Stock, $.01 par value, $100
   liquidation preference; 1,000,000 shares
   authorized; 11,912 and 100,000 shares issued
   and outstanding at March 30, 1996 and
   July 1, 1995, respectively ......................       --            1
Common Stock, $.01 par value; 30,000,000 shares
   authorized; 10,455,088 and 6,676,915 shares
   issued and outstanding at March 30, 1996 and
   July 1, 1995, respectively ......................       108          69
Capital in excess of par value .....................    69,320      47,562
Retained earnings ..................................    11,551      11,211
                                                      --------    --------
    Total stockholders' equity .....................    80,979      58,843
                                                      --------    --------
                                                      $230,167    $180,100
                                                      ========    ========

See notes to consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                               Quarters Ended          Nine Months Ended
                                                              March      April        March        April
                                                            30, 1996    1, 1995     30, 1996      1, 1995
                                                            --------    --------    --------      --------
Revenues:
   Sales ................................................   $ 99,532    $ 86,834     $292,387     $229,216
   Management fees and franchising income ...............      2,832       2,821       10,281        7,846
                                                            --------    --------     --------     --------
                                                             102,364      89,655      302,668      237,062
                                                            --------    --------     --------     --------
Costs and expenses:
   Cost of sales and operating expenses .................     82,913      73,898      244,432      192,972
   Selling, general and administrative expenses .........      9,839       8,163       28,438       22,932
   Depreciation and amortization ........................      4,797       3,012       13,038        8,130
   Merger costs .........................................      2,900        --          2,900         --
   Impairment and other charges .........................      7,964        --          7,964         --
   Interest expense .....................................      1,736       1,117        4,431        3,012
   Interest income ......................................        (41)       (159)        (237)        (396)
   Minority interests ...................................       (603)         13         (753)         (91)
                                                            --------    --------     --------     --------
                                                             109,505      86,044      300,213      226,559
                                                            --------    --------     --------     --------

(Loss) income before income taxes .......................     (7,141)      3,611        2,455       10,503
Income tax (benefit) expense ............................     (1,539)      1,338        2,115        3,811
                                                            --------    --------     --------     --------
Net (loss) income .......................................     (5,602)      2,273          340        6,692
Preferred Stock dividend ................................       --          --            --           400
                                                            --------    --------     --------     --------
Net (loss) income available for
  Common Stockholders ...................................   $ (5,602)   $  2,273     $    340     $  6,292
                                                            ========    ========     ========     ========

(Loss) earnings per share:
   Primary ..............................................   $ (0.57)    $   0.35     $   0.04     $   1.00
   Fully diluted ........................................   $ (0.57)    $   0.23     $   0.04     $   0.70


See notes to consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Nine months ended March 30, 1996 and April 1, 1995
                                 (In thousands)
                                   (Unaudited)

                                                                              March         April
                                                                            30, 1996       1, 1995
Cash flows from operating activities:
Net (loss) income ........................................................   $    340      $  6,692
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization .........................................     13,038         8,459
   Impairment and other charges ..........................................      7,964           --
   Loss on the sale of property and equipment ............................        793           --
   Minority interests ....................................................       (753)          (91)
Change in assets and liabilities:
   Accounts receivable ...................................................    (18,720)       (3,652)
   Inventories ...........................................................     (2,009)       (1,055)
   Other assets ..........................................................     (7,191)       (4,942)
   Accounts payable and accrued expenses .................................      2,131         1,068
   Other long-term liabilities ...........................................      4,351         5,341
                                                                             --------      --------
     Net cash (used in) provided by operating activities .................        (56)       11,820
                                                                             --------      --------
Cash flows from investing activities:
Purchase of property and equipment .......................................    (46,890)      (26,986)
Proceeds from sale of property and equipment .............................        130           244
Investments in, and advances to, affiliates ..............................     (4,712)          (82)
Cash paid for acquisitions, net of cash acquired of $- and $12 ...........       --         (11,297)
                                                                             --------      --------
     Net cash used in investing activities: ..............................    (51,472)      (38,121)
                                                                             --------      --------
Cash flows from financing activities:
Proceeds from line-of-credit .............................................     37,850        26,988
Payment of Preferred Stock dividend ......................................       --            (400)
Repayment of long-term debt ..............................................       (980)       (1,202)
Proceeds from sale-leaseback .............................................     11,833         4,540
Other ....................................................................      1,944           420
                                                                             --------      --------
     Net cash provided by financing activities ...........................     50,647        30,346
                                                                             --------      --------

Net increase  in cash and cash equivalents ...............................       (881)        4,045

Cash and cash equivalents, beginning of period ...........................     10,317        13,083
                                                                             --------      --------
Cash and cash equivalents, end of period .................................   $  9,436      $ 17,128
                                                                             ========      ========
Supplemental cash flow disclosures:
Interest paid ............................................................   $  4,164      $  2,084
Income taxes paid ........................................................   $  4,834      $  3,672

During the periods ended March 30, 1996 and April 1, 1995 the Company acquired certain equipment by entering into capital leases aggregating $3,330 and $326, respectively.
See notes to consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
             EQUITY Nine months ended March 30, 1996 and Years ended
                          July 1, 1995 and July 2, 1994
                        (In thousands, except share data)
                                   (Unaudited)

                                                                               Capital
                                       Preferred Stock       Common Stock     In Excess                Total
                                     Outstanding   Par   Outstanding   Par     of Par    Retained  Stockholders'
                                       Shares     Value    Shares     Value     Value    Earnings      Equity
Balance, July 2, 1994 ..................100,000   $ 1      5,955,225  $ 60     $38,846   $ 2,284    $41,191
Employee stock options
   exercised ...........................                      37,360     2         823                  825
Shares issued upon conversion of
   certain Convertible Subordinated
   Notes, net ..........................                     684,330     7       7,893                7,900
Preferred Stock dividend ...............                                                    (400)      (400)
Net income .............................                                                   9,327      9,327
                                        -------   ---     ----------  ----     -------    ------     ------
Balance, July 1, 1995 ..................100,000     1      6,676,915    69      47,562    11,211     58,843
Employee stock options exercised .......                     109,170     1       1,924     1,925
Shares issued upon conversion of
   certain Convertible Subordinated
   Notes, net ..........................                   1,711,482    18      19,834               19,852
Shares issued upon conversion of
   certain Preferred Stock .............(88,088)   (1)     1,957,521    20                               19
Net income (loss) ......................                                                     340        340
                                        -------   ---     ----------  ----     -------    ------     ------
Balance, March 30, 1996 ................ 11,912   $ 0     10,455,088  $108     $69,320   $11,551    $80,979
                                        =======   ===     ==========  ====     =======   =======    =======



See notes to consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

1.       Summary of Significant Accounting Policies

Basis of Presentation The accompanying unaudited consolidated financial statements include the accounts of DAKA International, Inc. and its majority-controlled subsidiaries ("DAKA" or the "Company") including Daka, Inc. ("Daka"), Fuddruckers, Inc. ("Fuddruckers"), Champps Entertainment, Inc. (see
Note 2) and Americana Dining Corp. ("ADC"). Significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 1995. The consolidated results of operations for the quarter and nine months ended March 30, 1996 and April 1, 1995 are not necessarily indicative of results that could be expected for a full year.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to June 30th. For purposes of these notes to the consolidated financial statements the nine months ended March 30, 1996 and April 1, 1995 are referred to as 1996 and 1995, respectively.

Earnings Per Share

Primary earnings per share are computed using the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding. In addition to the inclusion of common and common equivalent shares, the calculation of fully diluted earnings per share includes the shares issuable upon conversion of the Preferred Stock which amounted to 264,700 and 2,222,222 shares in 1996 and 1995, respectively, and the shares issuable upon conversion of the Convertible Subordinated Notes ("Notes") which amounted to 2,094,418 shares in 1995. All Notes have been converted as of March 30, 1996 (see Note 5). Fully diluted earnings per share assumes that the Preferred Stock and Notes were converted into Common Stock as of the beginning of the fiscal year and reflect the elimination of interest expense related to the Notes, net of the related income tax effect, and the elimination of dividends related to the Preferred Stock. Fully dilutive earnings per share is excluded for the quarter and nine months ended March 30, 1996 as they are anti-dilutive.

The weighted average number of shares used in the computation of earnings per share for 1996 and 1995 are as follows:
                               Quarters Ended         Nine Months Ended
                             March 30,   April 1,    March 30,   April 1,
                               1996       1995         1996        1995

Primary ...................   9,810      6,488         9,174       6,275
Fully diluted .............  11,059     10,843        11,041      10,821

2.        Merger with Champps Entertainment, Inc.

On February 21, 1996, CEI Acquisition Corp., a wholly-owned subsidiary of DAKA, was merged with and into Champps Entertainment, Inc. ("CEI" or "Champps") whereupon Champps became a wholly-owned subsidiary of DAKA pursuant to an Agreement and Plan of Merger dated October 10, 1995 (the "Merger Agreement"). Under the terms of the Merger Agreement, the holders of Champps common stock and options to acquire shares of Champps common stock received 2,181,722 shares of DAKA common stock.

The Merger has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements have been restated to include the accounts of Champps for all periods presented.

Supplemental disclosure of separate results of the combined Company for the full fiscal years ended July 1, 1995, July 2, 1994 and June 26, 1993 have been included in the Company's Current Report on Form 8-K filed on March 6, 1996.

In connection with the merger, the Company recorded a non-recurring charge for the merger and pooling costs of $2,900. Included in these costs are legal, investment banking and accounting fees associated with the transaction, costs associated with combining the operations of previously separate companies and instituting certain operational efficiencies.

3.       Adoption of New Accounting Pronouncement

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS No. 121 provides guidance in determining and measuring impairment for long-lived assets and certain intangibles used in the business. The Company adopted early the provisions of SFAS No. 121 which resulted in a third quarter noncash pretax charge of approximately $8,000. The provision includes charges for impairments to the carrying value of certain restaurant and foodservice contract assets, write down of goodwill, reacquired franchise rights, investments and other assets.

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

Letters of Credit

At March 30, 1996, the Company had approximately $4 million of outstanding letters of credit. The outstanding letters of credit reduces the Company's borrowing capacity under its line-of-credit agreement.

Leases

In December 1995, CEI obtained a commitment for a $40,000 development and sale-leaseback financing facility from AEI Fund Management, Inc. ("AEI"). Pursuant to the terms of the agreement, CEI will sell and lease back from AEI Champps restaurants to be constructed, in which CEI has an ownership interest in the real estate and will pay a commitment fee of 1% of the sale price of each property sold to AEI. The purchase price shall be equal to the total project cost of the property, as defined in the agreement, not to exceed its appraised value (the "Purchase Price"). The unused commitment, if any, expires on December 6, 1997. The leases, to be guaranteed by DAKA, provide for a fixed minimum rent based on a percentage of the respective property's Purchase Price, subject to subsequent CPI-based increases. The leases also provide for an initial term of 20 years with two 5-year renewal options exercisable at the option of CEI. The terms and conditions of the sale-leaseback are such that they do not meet the criteria for treatment as capital leases under Statement of Financial Accounting Standards (SFAS) No. 13 "Accounting for Leases." As of March 30, 1996 no restaurants have been constructed pursuant to this sale-leaseback facility.

In December 1995, the Company obtained a $3,500 capital lease facility from Chase Equipment Leasing, Inc. ("Chase"). The lease provides for fifty-one consecutive monthly rental payments, based on the total of all progress payments made by Chase, commencing on or before July 1, 1996. Interest accrues at the LIBOR rate plus 1%. As of March 30, 1996 there were no borrowings under this facility.

In October 1995, Fuddruckers obtained a commitment for a $25,000 sale-leaseback financing facility from Franchise Finance Corporation of America ("FFCA"). Pursuant to the terms of the facility, Fuddruckers will sell and lease back from FFCA up to 20 Fuddruckers restaurants to be constructed, in which Fuddruckers has an ownership interest in the real estate and will pay a commitment fee of 1.5% of the sale price of each property sold to FFCA. The sale price is limited to the lesser of 80% of the fair market value of the property or $1,250. The unused commitment, if any, expires on October 31, 1996. The leases provide for a fixed minimum rent plus additional rent based on a percentage of sales and provide for an initial lease term of 20 years with two 5-year renewal options exercisable at the option of Fuddruckers. The terms and conditions of the sale-leaseback are such that they do not meet the criteria for treatment as capital leases under SFAS No. 13. As of March 30, 1996 ten Fuddruckers restaurants have been constructed pursuant to the terms of this sale-leaseback facility.

5.       Debt

In December 1995, the Company amended its revolving line-of-credit agreement, increasing the Company's borrowing capacity under its revolving line-of-credit from $75,000 to $100,000, extending the maturity date to November 30, 1998 and amending certain loan covenants. At March 30, 1996, borrowings under the line-of-credit aggregated $84,219. In addition, the Company was not in compliance with certain debt service and fixed charge ratio covenants as a result of adopting SFAS No. 121 and incurring $2,900 of merger costs during the third quarter. The Company has obtained a waiver of non-compliance dated May 13, 1996 related to such covenants from the bank.

During the quarter and nine months ended March 30, 1996, $12,045 and $20,484, respectively, of Notes were converted into DAKA common stock. In connection with the conversion, the Company increased Stockholders' Equity by $11,644 and $19,841, respectively, for the quarter and nine months ended March 30, 1996. All outstanding Notes have been converted as of March 30, 1996. The conversion had no effect upon fully diluted earnings per share since the shares issuable upon conversion of the Notes were included in the calculation of fully diluted earnings per share.

6.       Preferred Stock

During 1996, in two separate transactions, Holders of the Company's Series A Preferred Stock ("Preferred Stock") converted 88,088 shares of Preferred Stock into 1,957,521 shares of common stock. The conversion had no effect upon fully diluted earnings per share since the shares issuable upon conversion of the Preferred Stock were already included in the calculation of fully diluted earnings per share. As of March 30, 1996, 11,912 shares of Preferred Stock remain outstanding which may be converted into 264,700 shares DAKA common stock at any time at the Holders' option.

7.       Investments

In January 1996, DAKA acquired for approximately $5 million, a 16.7% equity interest in the form of convertible redeemable preferred stock (the "Preferred Stock") in La Salsa Holding Co. ("La Salsa"), a franchisor and operator of La Salsa Mexican restaurants. Each share of Preferred Stock may be converted into La Salsa's Class D Common Stock at $1.50 per share and is redeemable at face value in installments beginning on March 3, 2000. In addition, DAKA received warrants to acquire, within 18 months, shares of convertible redeemable preferred stock representing an additional 13.3% equity interest for approximately $7.1 million. La Salsa currently has 30 franchised and 27 company-owned stores in California and throughout the southwestern part of the United States. The Company's investment in La Salsa is being accounted for under the cost method of accounting.

8.       Subsequent Events

On March 31, 1996, the Company entered into separate Stock Purchase Agreements (the "Stock Agreements") with two stockholders of ADC to acquire all outstanding shares of ADC common stock. Under the terms of the Stock Agreements, the Company issued .18182 shares of DAKA common stock in exchange for each share of ADC common stock. In addition, the Company sold a restaurant to a stockholder of ADC in exchange for a promissory note pursuant to the terms of an Asset Purchase Agreement dated March 31, 1996.

In April 1996, the Company merged with The Great Bagel and Coffee Company ("Great Bagel") whereby the Company exchanged approximately 339,000 shares of DAKA common stock for all outstanding shares of Great Bagel common stock. The transaction is to be accounted for as a pooling-of-interests and, accordingly, the Company will restate its historical consolidated financial statements in the fourth quarter of 1996 to reflect the operations of Great Bagel for all periods presented. Merger costs will be charged to expense in the fourth quarter. Great Bagel currently has 15 franchised and 3 company-owned stores located throughout Arizona.

9.       Segment Information

The Company operates in the contract foodservice management and restaurant industries. The table below presents selected results of operations for the Company's foodservice management, Fuddruckers and Champps businesses for the quarters and nine months ended March 30, 1996 and April 1, 1995.

                                                       Quarters Ended             Nine Months Ended
                                                    March          April          March        April
                                                  30, 1996        1, 1995        30, 1996     1, 1995
                                                  --------        -------        --------     -------
Revenues:
   Sales from profit and loss contracts ........  $ 55,883        $ 54,006       $165,987     $135,863
   Management fees .............................     1,517           1,536          4,099        4,134
   Restaurant sales - Fuddruckers ..............    32,058          27,822         96,788       79,747
   Restaurant sales - Champps ..................    11,591           5,006         29,612       13,606
   Franchising income - Fuddruckers ............     1,174           1,178          5,755        3,292
   Franchising income - Champps ................       141             107            427          420
                                                  --------        --------       --------     --------
     Total revenues ............................  $102,364        $ 89,655       $302,668     $237,062
                                                  ========        ========       ========     ========
Foodservice:
   Sales from profit and loss contracts ........  $ 55,883        $ 54,006       $165,987     $135,863
   Operating expenses:
     Labor costs ...............................    18,554          18,688         54,807       46,048
     Product costs .............................    20,240          19,919         60,251       48,582
     Other operating expenses ..................     8,136           8,385         24,169       21,326
     Depreciation and amortization .............     1,490           1,223          4,163        3,076
     Impairment and other charges ..............     5,451             --           5,451          --
                                                  --------        --------       --------     --------
   Income from profit and loss contracts .......     2,012           5,791         17,146       16,831
   Management fees .............................     1,517           1,536          4,099        4,134
                                                  --------        --------       --------     --------
   Income from foodservice operations ..........     3,529           7,327         21,245       20,965
                                                  --------        --------       --------     --------
Fuddruckers:
   Sales from restaurant operations ............    32,058          27,822         96,788       79,747
   Operating expenses:
     Labor costs ...............................     9,247           8,154         27,487       23,235
     Product costs .............................     8,900           7,712         27,028       22,014
     Other operating expenses ..................     8,054           7,129         25,790       20,899
     Depreciation and amortization .............     2,001           1,322          5,650        3,766
     Impairment and other charges ..............     2,450             --           2,450          --
                                                  --------        --------       --------     --------
   Income from restaurant operations ...........     1,406           3,505          8,383        9,833
   Franchising income - Fuddruckers ............     1,174           1,178          5,755        3,292
                                                  --------        --------       --------     --------
   Income from restaurant and franchising
     operations ................................     2,580           4,683         14,138       13,125
                                                  --------        --------       --------     --------

                                                       Quarters Ended             Nine Months Ended
                                                    March          April          March        April
                                                  30, 1996        1, 1995        30, 1996     1, 1995
                                                  --------        --------       --------     --------
Champps:
   Sales from restaurant operations ............    11,591           5,006         29,612       13,606
   Operating expenses:
     Labor costs ...............................     3,852           1,486          9,766        4,168
     Product costs .............................     3,331           1,437          8,489        3,931
     Other operating expenses ..................     2,599             988          6,645        2,769
     Depreciation and amortization .............       957             257          2,324          664
     Impairment and other charges                       63             --              63          --
     Merger costs ..............................     2,900             --           2,900          --
                                                  --------        --------       --------     --------
   Income (loss) from restaurant operations ....    (2,111)            838           (575)       2,074
   Franchising income - Champps ................       141             107            427          420
                                                  --------        --------       --------     --------
   Income (loss) from restaurant and franchising
     operations ................................    (1,970)            945           (148)       2,494
                                                  --------        --------       --------     --------
Income from operations before selling, general
   and administrative expenses .................     4,139          12,955         35,235       36,584
                                                  --------        --------       --------     --------

Selling, general and administrative expenses:
   Foodservice .................................     2,361           2,103          6,671        6,299
   Restaurant ..................................     2,859           2,152          8,974        6,194
   Corporate (1) ...............................     3,873           3,441         10,844        9,040
   Champps .....................................     1,095             677          2,850        2,023
                                                  --------        --------       --------     --------
     Total .....................................    10,188           8,373         29,339       23,556
                                                  --------        --------       --------     --------
Operating (loss) income ........................    (6,049)          4,582          5,896       13,028
Interest expense ...............................     1,736           1,117          4,431        3,012
Interest income ................................       (41)           (159)          (237)        (396)
Minority interests .............................      (603)             13           (753)         (91)
                                                  --------        --------       --------     --------
Income (loss) before taxes .....................    (7,141)          3,611          2,455       10,503
Income taxes (benefit) .........................    (1,539)          1,338          2,115        3,811
                                                  --------        --------       --------     --------
Net income (loss) ..............................  $ (5,602)       $  2,273       $    340     $  6,692
                                                  ========        ========       ========     ========

(1) Includes depreciation expense of $349, $210, $901 and $624 for the quarters and nine months ended March 30, 1996 and April 1, 1995, respectively.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This Form 10-Q contains forward looking information which involves risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking financial statements.

RESULTS OF OPERATIONS

Summary

On February 21, 1996, CEI Acquisition Corp., a wholly-owned subsidiary of DAKA, was merged with and into Champps Entertainment, Inc. ("Champps") whereupon Champps became a wholly-owned subsidiary of DAKA. The acquisition has been accounted for as a pooling-of-interests, and accordingly the consolidated financial statements and management's discussion and analysis have been restated to include the accounts of Champps for all periods presented.

Income before taxes and special charges of $3.7 million and $13.3 million for the quarter and nine months ended March 30, 1996 includes the operating results of all segments as well as net interest charges and minority interest. Consolidated results of operations for the quarter of $3.7 million compare slightly favorably to prior year results of $3.6 million on due to new restaurant openings and margin improvement in the foodservice segment, offset by weak comparable sales due to inclement weather, higher overhead expense and higher interest expense.

Consolidated results of operations include charges related to the implementation of a new accounting pronouncement and costs associated with the Champps merger. The Company adopted early the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" which resulted in a third quarter noncash pretax charge of approximately $8.0 million. The provision includes charges for impairments to the carrying value of certain restaurant and foodservice contract assets, write down of goodwill, reacquired franchise rights, investments and other assets. In addition, the third quarter includes a non-tax deductible charge of $2.9 million relating to the merger with Champps. Included in these costs are legal, investment banking and accounting fees associated with the transaction and costs associated with combining the operations of previously separate companies and instituting certain operating efficiencies.

Foodservice

The following table sets forth, for the periods presented, certain financial information for the Company's foodservice business. For further information relating to the foodservice business, see Note 9 of Notes to Consolidated Financial Statements.

                                              Quarters Ended                Nine Months Ended
                                            March          April           March           April
                                           30, 1996       1, 1995         30, 1996        1, 1995
                                           --------       -------         --------        -------
Sales from profit and loss contracts .....    100.0%         100.0%          100.0%          100.0%
Operating expenses:
   Labor costs ...........................    (33.2)         (34.6)          (33.0)          (33.9)
   Product costs .........................    (36.2)         (36.9)          (36.3)          (35.7)
   Other operating expenses ..............    (14.5)         (15.5)          (14.6)          (15.7)
   Depreciation and amortization .........     (2.7)          (2.3)           (2.5)           (2.3)
   Impairment and other charges ..........     (9.8)           --             (3.3)            --
                                           --------       --------        --------        --------
Income from profit and loss contracts ....      3.6%          10.7%           10.3%           12.4%
                                           ========       ========        ========        ========

Total foodservice revenues ............... $ 57,400       $ 55,542        $170,086        $139,997

Managed volume:
   Management fee contracts .............. $ 27,907       $ 29,283        $ 80,038        $ 79,407
   Profit and loss contracts .............   55,883         54,006         165,987         135,863
                                           --------       --------        --------        --------
     Total managed volume ................ $ 83,790       $ 83,289        $246,025        $215,270
                                           ========       ========        ========        ========

Income from foodservice operations ....... $  3,529       $  7,327        $ 21,245        $ 20,965
                                           ========       ========        ========        ========
Income from foodservice operations as
  a percentage of managed volume:
   Management fee contracts ..............      5.4%           5.2%            5.1%            5.2%
   Profit and loss contracts .............     13.4%          10.7%           13.6%           12.4%

Income from foodservice operations as
  a percentage of total managed volume ...      4.2%           8.8%            8.6%            9.7%

Income from foodservice operations as
  a percentage of foodservice revenues ...      6.1%          13.2%           12.5%           15.0%

Daka conducts its operations on the basis of two types of foodservice contracts with its clients. The first type is a management fee contract pursuant to which a client pays Daka a negotiated fee for overseeing and administering its foodservice operations and reimburses Daka for all costs incurred in providing such service. Management fee contracts are prevalent where companies subsidize foodservice as part of the benefits provided to employees, and in elementary and secondary schools. The second type of contract is a profit and loss contract whereby Daka assumes the risk of profit or loss from the foodservice operations. While Daka manages the total sales volume attributable to both contract types, generally accepted accounting principles require that Daka recognize sales and expenses from profit and loss contracts, but only the management fee amount derived from management fee contracts. Consequently, Daka does not recognize sales and expenses with respect to management fee contracts. As a result, Daka's managed volume, which represents both sales made pursuant to profit and loss contracts and sales to guests of foodservice clients pursuant to management fee contracts, is considerably greater than the revenues it recognizes.

Managed volume in the Company's foodservice business increased $0.5 million or 0.6% to $83.8 million during the quarter ended March 30, 1996, as compared to $83.3 million in the comparable quarter of 1995. During the nine months ended March 30, 1996, managed volume increased $30.8 million or 14% to $246.0 million compared to $215.3 million in 1995. The increase in managed volume was primarily due to managed volume generated by the educational and corporate foodservice contracts acquired from ServiceMaster Management Services L.P. ("SMMSLP") on February 8, 1995 by Daka Restaurants, L.P. ("DRLP"), an 80.01% owned consolidated subsidiary of Daka, increased comparable sales of 2.5% in the quarter and nine month periods and new contracts added during 1996, offset by
decreases  in  managed  volume   associated  with  certain  lost  or  terminated
contracts.

During fiscal 1996, a number of marginally profitable or unprofitable contracts expired and, accordingly, became subject to a competitive bidding process. Throughout this process, Daka rebid unprofitable or marginally profitable contracts on terms that should provide an acceptable profit. Certain of these contracts were retained, and, as anticipated, certain other contracts were not retained. Despite the loss of these contracts, operating margins as well as income from foodservice operations in Daka's base business, excluding the educational and corporate foodservice contracts acquired in 1995 from SMMSLP, improved during the quarter and nine month periods ended March 30, 1996, compared to the same periods last year.

Income from foodservice operations, excluding impairment and other charges, increased 23% to $9.0 million during the quarter ended March 30, 1996, as compared to $7.3 million in the comparable quarter of 1995. Income from profit and loss contracts as a percentage of sales from profit and loss contracts increased during the quarter and nine months ended March 30, 1996, as compared to the comparable periods ended April 7, 1995, despite the lower operating margins associated with the educational foodservice contracts acquired from SMMSLP in 1995. The lower operating margins associated with the educational foodservice  contracts  acquired  is  typical  of  the  educational  foodservice industry and consistent with the operating margins in Daka's existing educational foodservice business.

Fuddruckers

The following table sets forth, for the periods presented, certain financial information for Fuddruckers. For further information regarding Fuddruckers, see
Note 9 of Notes to Consolidated Financial Statements.

                                                Quarters Ended                 Nine Months Ended
                                             March           April           March           April
                                           30, 1996         1, 1995        30, 1996         1, 1995
                                           --------        --------        --------         -------
Sales from Fuddruckers-owned
 restaurants .............................    100.0%         100.0%          100.0%          100.0%
Operating expenses:
   Labor costs ...........................    (28.8)         (29.3)          (28.4)          (29.2)
   Product costs .........................    (27.8)         (27.7)          (27.9)          (27.6)
   Other operating expenses ..............    (25.1)         (25.6)          (26.6)          (26.2)
   Depreciation and amortization .........     (6.2)          (4.8)           (5.9)           (4.7)
   Impairment and other charges ..........     (7.6)           --             (2.5)            --
                                           --------       --------        --------        --------
Income from restaurant operations ........      4.5%          12.6%            8.7%           12.3%
                                           ========       ========        ========        ========

Restaurant sales ......................... $ 32,058       $ 27,822        $ 96,788        $ 79,747

Income from restaurant operations ........ $  1,406       $  3,505        $  8,383        $  9,833
Franchising income .......................    1,174          1,178           5,755           3,292
                                           --------       --------        --------        --------
Income from restaurant and franchising
 operations .............................. $  2,580       $  4,683        $ 14,138        $ 13,125
                                           ========       ========        ========        ========

Number of restaurants (end of period):
   Fuddruckers-owned .....................                                     115              86
   Franchised                                                                   75              77
 .........................................                                --------        --------
     Total restaurants                                                         190             163
                                                                          ========        ========

Sales in Fuddruckers-owned restaurants increased $4.2 million or 15.1% during the quarter ended March 30, 1996, compared to the quarter ended April 1, 1995. This increase results from $0.9 million of sales at four restaurants acquired from franchisees during fiscal 1995, $8.5 million of sales at 37 new restaurants opened after the second quarter of last year offset, in part, by a $1.4 million decrease in sales resulting from the closing of two restaurants and the sale of three restaurants to franchisees. In addition, comparable sales decreased by 6.0% in the third quarter ended March 30, 1996, compared to the third quarter of last year, principally due to continued inclement weather in many of Fuddruckers' major markets.

Sales in Fuddruckers-owned restaurants increased $17.0 million or 21.4% during the nine months ended March 30, 1996, compared to the comparable period last year. This increase results from $3.2 million of sales at five restaurants acquired from franchisees during fiscal 1995, $21.9 million of sales at 37 new restaurants, offset, in part, by a $3.3 million decrease in sales resulting from the closing of two restaurants and the sale of three restaurants to franchisees. Comparable restaurant sales for the nine months ended March 30, 1996 decreased by 3.0% compared to last year.

Income from restaurant and franchise operations, excluding impairment and other charges increased to $5.0 million and $16.6 million for the quarter and nine months ended March 30, 1996, as compared to $4.7 million and $13.1 million during the comparable quarter and nine month period of last year. Income from restaurant operations as a percentage of sales from Fuddruckers-owned restaurants decreased during the quarter and nine month periods ended March 30, 1996, due to the effect of lower comparable sales and increased discounting related to the "Kids Eat Free" program available for the first time on Sundays in the second quarter in many of Fuddruckers' markets. The decrease in comparable restaurant sales and operating margins during the quarter and nine months ended March 30, 1996 was offset by income from new restaurants and increased franchising income principally due to increased franchising in international markets.

Champps

The following table sets forth certain financial information for the three restaurants owned by ADC and the six restaurants owned by Champps. For further information related to Champps see Note 9 of Notes to the Consolidated Financial Statements.

                                                Quarters Ended              Nine Months Ended
                                             March         April            March         April
                                           30, 1996       1, 1995         30, 1996       1, 1995
                                           --------       -------         --------       -------
Sales from Champps restaurants ...........    100.0%         100.0%          100.0%         100.0%
Operating expenses:
   Labor costs ...........................    (33.2)         (29.7)          (33.0)         (30.6)
   Product costs .........................    (28.7)         (28.7)          (28.7)         (28.9)
   Other operating expenses ..............    (22.4)         (19.7)          (22.4)         (20.4)
   Depreciation and amortization .........     (8.3)          (5.1)           (7.8)          (4.9)
   Merger costs                               (25.0)           --             (9.8)           --
                                           --------       --------        --------       --------
(Loss) income from restaurant
  operations .............................    (17.6)%         16.8%           (1.7)%         15.2%
                                           ========       ========        ========       ========

Restaurant sales ......................... $ 11,591       $  5,006        $ 29,612       $ 13,606

(Loss) income from restaurant
  operations ............................. $ (2,111)      $    838        $   (575)      $  2,074
Franchising income .......................      141            107             427            420
                                           --------       --------        --------       --------
(Loss) income from restaurant and
  franchising operations ................. $ (1,970)      $    945        $   (148)      $  2,494
                                           ========       ========        ========       ========
Number of restaurants (end of period):
   Champps-owned .........................                                       9              4
   Franchised.............................                                      10              8
                                                                          --------       --------
     Total restaurants ...................                                      19             12
                                                                          ========       ========

Sales in Champps-owned restaurants, on a restated basis, increased $6.6 million and $16.0 million during the quarter and nine months ended March 30, 1996, compared to the comparable periods ended April 1, 1995. These increases primarily result from sales at five new stores opened after the fourth quarter of 1995.

Income from restaurant operations, excluding merger costs and impairment and other charges, for the quarter and nine months ended March 30, 1996, has decreased significantly compared to the comparable periods ended April 1, 1995. These decreases primarily result from increased preopening and labor cost associated with opening five new restaurants after the fourth quarter of 1995.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.8 million to $10.2 million for the quarter ended March 30, 1996. Selling, general and administrative expenses increased $5.7 million to $29.3 million for the nine months ended March 30, 1996, compared to $23.6 million in the comparable period of last year. The increase relates primarily to the continued upgrading of management information systems and hiring additional personnel to support Company acquisitions and the overall growth in revenues. Selling, general and administrative expenses as a percentage of managed volume, which includes managed volume in the foodservice business as well as sales at Company-owned Fuddruckers and Champps restaurants, increased to 8.0% and 7.9% during the three and nine months ended March 30, 1996, as compared to 7.2% and 7.6% in the comparable periods of last year.

Interest Expense

Interest expense increased $0.6 million to $1.7 million during the quarter and increased $1.4 million to $4.4 million during the nine months ended March 30, 1996, compared to comparable periods of last year. The increase is a result of an overall higher level of borrowings under the Company's line-of-credit which were used to fund capital expenditures in both the foodservice, Fuddruckers and Champps businesses, offset, in part, by a decrease in interest expense as a result of the conversion of $25.1 million of the Convertible Subordinated Notes since April 1995.

Income Taxes

The income tax benefit and provision for the quarter and nine months ended March 30, 1996 do not bear a normal relationship to the expected marginal tax rate for the 1996 fiscal year due primarily to the merger costs incurred during the third quarter, which were non-tax deductible.

Earnings Per Share

Primary and fully diluted earnings per share decreased significantly for the quarter and nine months ended March 30, 1996, as compared to the same periods last year. The decrease in primary and fully diluted earnings per share was primarily due to increases in the weighted average number of shares outstanding at the end of the quarter and nine months ended March 30, 1996, respectively, compounded by significant losses and lower net income derived during these periods.

FINANCIAL CONDITION AND LIQUIDITY

Working capital amounted to $33.2 million at March 30, 1996, an increase of $23.0 million compared to working capital of $12.3 million at July 1, 1995. The increase in working capital is principally due to the use of borrowings under the Company's line-of-credit agreement, classified as long-term debt, to fund operating activities as a result of the seasonal increase in accounts receivable. At March 30, 1996, the Company had approximately $11.7 million of available borrowing capacity remaining on its line-of-credit.

Capital expenditures in the nine months ended March 30, 1996 aggregated approximately $46.9 million, and consisted of $30.4 million for new Fuddruckers restaurants and upgrades at existing restaurants, $9.6 million for new Champps restaurants under construction, $1.9 million for updating the Company's information systems and $5.0 million for improvements at facilities of foodservice clients. Capital expenditures were funded through a combination of borrowings under the Company's line-of-credit agreement and approximately $11.8 million of proceeds from its sale-leaseback facility.

The Company plans to open additional new Fuddruckers-owned and Champps-owned restaurants, continue to reorient facilities of foodservice clients to a more retail restaurant environment and continue to seek additional growth through strategic acquisitions during the fourth quarter of fiscal 1996. Management believes that cash flow from operations, existing cash, available borrowings under its line-of-credit, as well as its sale-lease back facilities, will provide sufficient liquidity to pay all liabilities in the normal course of business, fund capital expenditures and service debt requirements for the foreseeable future.

                           PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

(a)               Exhibits

                  11       Computation Regarding Per Share Earnings


(b)      Reports on Form 8-K

         On March 6, 1996, the Company filed a Current Report on Form 8-K. The Company reported in Item 2 of the Form 8-K, the acquisition by subsidiary merger of Champps Entertainment, Inc. ("Champps") and included, pursuant to Item 7 of the Form 8-K, audited consolidated financial statements of Champps and unaudited pro forma condensed consolidated financial statements of the Company and Champps.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DAKA INTERNATIONAL, INC.
                                    (Registrant)


                                    By:      /s/William H. Baumhauer
                                            ------------------------
                                            William H. Baumhauer
                                            Chairman of the Board and
                                            Chief Executive Officer


                                    By:     /s/Earl T. Benson
                                            -----------------
                                            Earl T. Benson
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial and Principal
                                             Accounting Officer)


Date:    May 14, 1996