Form 10-K
period 1996-06-29
DAKA INTERNATIONAL INC
filed 1996-10-15
CIK 840826

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Check One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] ---

For The Fiscal Year Ended June 29, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the Common Stock of the registrant as quoted on the National Association of Securities Dealers Automated Quotation System on September 26, 1996 was $97,927,141 (for purposes of calculating this amount only, directors, officers and beneficial owners of 10% or more of the Common Stock of the registrant may be deemed affiliates).

Number of shares of Common Stock, $.01 par value, outstanding at September 26, 1996: 11,129,059.

                       DOCUMENTS INCORPORATED BY REFERENCE


The sections of the Company's definitive Proxy Statement, listed below, which have been or will be filed by the Company with the Securities and Exchange Commission, are incorporated in this Annual Report by reference and shall be deemed to be a part hereof:

         The Company's definitive Proxy Statement mailed in connection with its Annual Meeting of Stockholders to be held on December 4, 1996 pursuant to regulation 14A, which involves the election of directors.

                     Cross Reference Sheet between Items of
                   Registrant's Proxy Statement and Form 10-K

FORM 10-K
Item No.     Item in Form 10-K                   Item in Proxy Statement

PART III

10           Directors and Executive             Election of Directors and
             Officers of the Registrant          Directors and  Committees in
                                                 the Company's Proxy Statement
                                                 relating to its Annual Meeting
                                                 of Stockholders to be held on
                                                 December 4,  1996.

11           Executive Compensation              Executive Compensation in the
                                                 Company's Proxy Statement
                                                 relating to its Annual Meeting
                                                 of Stockholders to be held on
                                                 December 4, 1996.

12           Security Ownership of Certain       Principal Stockholders in the
             Beneficial Owners and Management    Company's Proxy Statement
                                                 relating to its Annual Meeting
                                                 of Stockholders   to  be held
                                                 on December 4, 1996.


Copies of all documents incorporated by reference other than exhibits to such documents will be provided without charge to each person who receives a copy of this Annual Report upon written request addressed to Stockholder Relations, DAKA International, Inc., One Corporate Place, 55 Ferncroft Road, Danvers, Massachusetts 01923.

                                 FORM 10-K INDEX

                                     PART I



Item 1 Business

Item 2 Properties

Item 3 Legal Proceedings

Item 4 Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5 Market for the Registrant's  Common Stock and Related Stockholder Matters

Item 6 Selected Financial Data

Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 8 Financial Statements and Supplementary Data

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10 Directors and Executive Officers of the Registrant

Item 11 Executive Compensation

Item 12 Security Ownership of Certain Beneficial Owners and Management

Item 13 Certain Relationships and Related Transactions

                                     PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN THE SECTION ENTITLED "CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS" OF THIS FORM 10-K.


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

In fiscal 1994, the Company acquired a 57% voting interest in Americana Dining Corporation ("ADC"), a newly formed company which acquired two restaurants operated under the name "Champps Sports Cafe," pursuant to a license from Champps Entertainment, Inc. ("Champps"). Champps owns, licenses and franchises Champps Americana restaurants, which specialize in providing an energetic, upper-scale, casual theme dining experience to a broad customer base, including business professionals, families and adults. In fiscal 1996, the Company acquired Champps and the remaining 43% voting interest in ADC.

In fiscal 1996, Daka also acquired The Great Bagel and Coffee Company ("Great Bagel and Coffee"). Great Bagel and Coffee owns, operates and franchises its concept, featuring a full line of fresh-baked bagels and distinctive cream cheeses, gourmet coffees, and sandwiches in a cafe setting. Great Bagel and Coffee's operating results are included within the Company's reported foodservice financial information.

The Champps and Great Bagel and Coffee transactions have each been accounted for as pooling-of-interests and, accordingly, the Company has restated its consolidated financial statements to include the accounts of Champps and Great Bagel and Coffee.

Founded in 1973, Daka is one of the 10 largest contract foodservice management companies in the United States. Operating under the name "Daka Restaurants," Daka seeks to provide a retail restaurant atmosphere for its guests by operating, among other things, a variety of branded concepts such as Taco Bell, Burger King, Pizza Hut and Dunkin Donuts pursuant to licensing arrangements, as well as its own signature concepts within its foodservice operations. At the end of fiscal 1993, the Company announced Daka's aggressive three-year growth plan to double the size of its existing foodservice business by the end of fiscal 1996. At the beginning of fiscal 1994, Daka acquired the majority of the assets and foodservice contracts comprising Service America Corporation's educational foodservice business. The acquired business provides contract foodservice to a variety of colleges and universities, and to public and private elementary and secondary schools, many of which are located in geographic areas where Daka had a significant presence. In February 1995, Daka, through a newly formed 80% owned limited partnership, Daka Restaurants, L.P., acquired certain educational foodservice and corporate dining contracts from ServiceMaster Management Services L.P. The acquired contracts expanded Daka's geographic presence into the western United States and strengthened its existing presence in the Midwest. As a result of these two acquisitions, Daka achieved its three-year growth objective in just nineteen months. Daka believes that, as a result of current and anticipated cost containment policies, more public and private educational and healthcare facilities will seek to manage their foodservice costs by replacing self-operated foodservice operations with contract foodservice management. Daka intends to pursue these expanding markets through its internal sales force and by considering the acquisition of other contract foodservice management companies.

Fuddruckers restaurants, with an average check of $6.15 and a "Kids Eat Free" program after 4 PM on Monday through Thursday, are designed to appeal to both families and adults seeking value in a casual dining atmosphere. The menu prominently features Fuddruckers' signature hamburgers, which are cooked to order and served on buns baked daily "from scratch" at each restaurant. The Fuddruckers restaurant decor features an open grill area, a glassed-in butcher shop and meat display case, an open bakery and a colorful display island of fresh produce and a variety of condiments, sauces and melted cheeses from which guests may garnish their own meals. In fiscal 1996, the Company acquired a 16.7% equity interest in La Salsa Holding Co. ("La Salsa Holding"), the franchisor and operator of La Salsa Mexican restaurants, and entered into a license agreement with La Salsa Holding to utilize the "La Salsa Fresh Mexican Grill" concept within Fuddruckers restaurants. The La Salsa concept complements Fuddruckers' existing menu by featuring fresh, healthy, authentic Mexican foods. Fuddruckers opened its first restaurant in 1980 in San Antonio, Texas and as of July 1, 1995, has expanded its operations to include 121 Fuddruckers-owned and 76 franchised restaurants located throughout the
United States and in Canada,  Mexico,  the Middle   East  and   Australia.
In   fiscal   1996,   Fuddruckers   opened  26 Fuddruckers-owned restaurants,
13 franchised restaurants and introduced "La Salsa Fresh  Mexican  Grill" in
10  Fuddruckers  restaurants  in the Los Angeles,  San Antonio,  Chicago, and Milwaukee markets. In fiscal 1997,  Fuddruckers plans to open  7 domestic Fuddruckers-owned, up to 10 domestic franchised restaurants, with continued development and expansion in foreign countries.

The Champps Americana concept is based upon providing the best possible food, value and service to customers. The restaurant's diverse menu has over 120 items including burgers, pastas, salads, sandwiches, ribs, pizzas, seafood, chicken and a variety of other dishes all served in generous portions and prepared from scratch using high quality ingredients. Customer service is based on a team approach so that each patron is continually attended to, and employees go through extensive on-going training to ensure consistent service. The goal of Champps is to promote an entertaining and energetic atmosphere. In the typical Champps restaurant, customers are provided a choice of seating in the main dining area, at the diner-type counter, in the bar areas, or, in some locations, outside on the patio. Champps restaurants generally have multiple levels and open sight lines so that all areas, including the bar and kitchen, are visible and allow customers to feel a part of all the varied activities in the restaurant. These activities include watching sporting events on multiple television screens, listening to music that is selected by a disc jockey based upon the time of day or season, watching the cooks prepare meals, playing arcade games in the discreetly located game room, or visiting the Champps gift shop. In addition, the bar provides a staging area for on-going promotional events that add to the restaurant's excitement. The Champps restaurant concept has been developed and refined since the first Champps restaurant was opened in St. Paul, Minnesota in 1984. As of June 29, 1996, operations have been expanded to include 10 Champps-owned and 10 franchised restaurants located throughout the United States. Six Champps-owned restaurants were opened in fiscal 1996 with plans to open 9 domestic Champps-owned restaurants in fiscal 1997. One Champps-owned restaurant was sold in fiscal 1996.

See Note 13 to the Notes to Consolidated Financial Statements for financial information related to Daka, Fuddruckers and Champps.

Daka Restaurants

Operations

Daka, one of the 10 largest contract foodservice management companies in the United States, provides personalized, high-quality, restaurant-style contract foodservice management and vending operations at approximately 710 locations. The following is a breakdown of Daka's managed volume, as defined below, for the year ended June 29, 1996, from the various industry segments in which it operates: colleges and universities - 49%; business and industry - 25%; public and private elementary and secondary schools - 20%; museums - 4%;
and healthcare & other - 2%. Approximately 96% of fiscal 1996 managed volume was derived from manual foodservice operations and approximately 4% from vending operations.

Foodservice contracts are typically exclusive, range in duration from one to ten years and can usually be terminated by either party upon 30 to 90 days notice. Daka conducts its operations on the basis of two types of contracts with its clients. The first type is a management fee contract pursuant to which a client reimburses Daka for all costs incurred in providing foodservice as well as a negotiated fee for overseeing and administering its foodservice operation. Management fee contracts are prevalent where companies subsidize food service as a benefit provided to employees and in elementary and secondary schools. The second type of contract is a profit and loss contract whereby Daka assumes the risk of profit or loss from the foodservice operation. Daka seeks to enter into profit and loss contracts whenever appropriate because it believes it can achieve a greater level of profitability as a result of the flexibility it has in establishing menu mix and pricing in such contracts. While Daka manages the total sales volume attributable to both contract types, generally accepted accounting principles require that Daka recognize sales and expenses from profit and loss contracts, but only the management fee amount derived from management fee contracts. Consequently, Daka does not recognize sales and expenses with respect to management fee contracts. As a result, Daka's managed volume, which represents both sales made pursuant to profit and loss contracts and sales to guests of foodservice clients pursuant to management fee contracts for any given year, is considerably greater than the revenues it recognizes for such year.

Daka seeks to differentiate itself from its competition by offering its clients a number of foodservice alternatives that include specific plans to meet each client's needs and budget. Emphasis is placed on nutritious, high-quality food; trained, professional personnel; and innovative foodservice programs served in a retail restaurant atmosphere. To help create a retail restaurant atmosphere for its foodservice guests, Daka has developed 250 to 500 square foot "signature restaurants," each with its own unique name, identity and menu, serving high-quality, made-to-order specialty foods. Designed to use existing common area seating, such as a cafeteria or food court, the "signature restaurants" are portable, modular and capable of being installed in most foodservice locations. Daka believes that the development of its "signature restaurants" is an innovative approach to serving guests in the foodservice industry. In addition, Daka offers its clients a variety of branded concepts, such as Taco Bell, Pizza Hut, Dunkin Donuts and Burger King, which Daka operates pursuant to licensing arrangements.

Daka's educational foodservice business, which represents 69% of Daka's total managed volume, is comprised of two distinct segments: colleges and universities and elementary and secondary schools.

Foodservice operations at colleges and universities, which comprise 49% of Daka's managed volume, generally consist of multiple operating locations at any one campus, each of which is a self-contained foodservice unit such as a dining hall, cafeteria or snack bar. Revenues from foodservice operations at colleges and universities are derived from prepaid student board plans, concessions at sporting events, rathskellers and from cash sales to students, school administrators, faculty and off-campus groups. In addition, Daka provides catering services to all departments of the college or university as well as to private organizations using campus facilities. Foodservice operations at colleges and universities are typically operated pursuant to profit and loss contracts.

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

Daka also provides full service dietary management to hospitals, continuing care communities and other healthcare facilities, which currently comprises less than 2% of Daka's managed volume. Foodservice in this segment is typically provided through a team of professionals, the composition of which varies depending on the size of the operation, the type of healthcare facility and the special dietary needs of the patients. In addition to providing meals for patients, employees of the facility are also typically provided daily meals.

Daka's ability to increase its prices to cover its cost increases is an important factor in maintaining satisfactory profit levels. Daka's ability to increase prices is materially affected by competitive factors, resistance from guests, and resistance from clients, whose prior approval is required in many instances.

Vending operations, which comprise approximately 4% of Daka's managed volume, generally involve 24-hour delivery of sandwiches, hot and cold beverages, desserts, and snacks through coin-operated machines installed at private and public locations. Vending operations are either route operations or supplements to manual foodservice operations. Vending machines are used to augment the foodservice operations either at sites remote from the central cafeteria or to service clients' guests during off-peak periods such as second or third shift operations. The vending machines located at client locations that do not have foodservice operations are usually serviced by route drivers from a central commissary. Vending contracts generally provide for payment to the client of a commission based on machine revenues, although certain clients forego the commission and subsidize the foodservice operation in order to maintain special services and lower selling prices as an employee benefit.

Daka also includes the operations of Great Bagel and Coffee which owns and operates 3 company stores in the Phoenix area, including one Great Bagel
Cafe restaurant. In addition, there are approximately 15 existing franchised units open in Arizona, and up to 100 additional franchised units are expected to be opened in fiscal 1997 and fiscal 1998 in 11 western states. Among its present franchisees, Great Bagel and Coffee has an exclusive arrangement with Texaco Refining and Marketing, Inc. to open both company-owned and franchised in-store bagel bakeries. The Great Bagel and Coffee concept features an entire line of fresh-baked bagels and distinctive cream cheeses, together with gourmet coffees and a sandwich menu. Its newest concept, the Great Bagel Cafe, features gourmet pizzas, beer and wine in a cafe setting, in addition to its standard menu of bagels and sandwiches.
The current standard franchise agreement provides for the payment of a refundable franchise fee of between $9,500 and $14,500 per store and ongoing royalties of 6% of gross sales of each store.


Management

The foodservice operations of Daka are currently divided into five geographic regions, each of which is supervised by a Regional Vice President reporting to the President of Foodservice Operations. The five regions are divided into districts supervised by District Managers reporting to their respective Regional Vice President. Each District Manager oversees an average of 14 General Managers or Chef Managers, with some overseeing as few as one and others as many as 21 locations, depending on the size and complexity of the operations. The General Managers or Chef Managers are responsible for the day-to-day operations of their locations. The marketing, human resources, and training functions are decentralized, reporting to the President of Foodservice Operations.

Marketing

Daka has created a marketing catalogue that gives General Managers the opportunity to customize their promotional programs. Topics include special sections on celebrated foods, city celebrations, international food festivals, and classic events. As part of its "Be Our Guest" program, Daka has redesigned its uniforms, upgraded the quality of the china, silverware and glassware, installed signage and serving systems and created a new logo featuring the brand name "Daka Restaurants."

Growth Strategy

Daka intends to increase its market share by adding new clients that previously were either self-operated or serviced by another contract foodservice provider. Industry sources estimate that the educational and healthcare foodservice segments remain substantially self-operated and that only the business and industry foodservice segment has achieved a high level of contract foodservice penetration. Daka believes that, as a result of current and anticipated cost containment policies, many public and private educational institutions and healthcare facilities will seek to manage their foodservice costs by replacing their own self-operated foodservice operations with contract foodservice management. Approximately 69% of Daka's managed volume is concentrated in educational institutions, a traditionally self-operated market. The Company believes that its experience is a competitive advantage in obtaining additional educational institutions as contract foodservice clients. The healthcare market is expanding rapidly, although it is not yet a substantial portion of Daka's business. Daka's experience in converting self-operated foodservice operations for educational institutions to contract foodservice should enable it to participate competitively in the healthcare market.

The Company believes it has made sufficient recent investment in Daka's corporate infrastructure and operational systems to support significant future growth in existing and new markets. Great Bagel and Coffee will focus growth efforts through new and existing franchised units.

Fuddruckers

Operations

Fuddruckers restaurants, with an average check of $6.15 and a "Kids Eat Free" program after 4 PM on Monday through Thursday, are designed to appeal to both families and adults seeking value in a casual dining atmosphere. The restaurants offer a distinctive atmosphere created by an open grill area, a glassed-in butcher shop, a display case featuring choice steaks and hamburgers that have been freshly-cut or ground and an open bakery for hamburger buns, brownies and cookies. Each restaurant offers a substantially similar menu that prominently features Fuddruckers' signature hamburger in one-third pound and one-half pound sizes. Hamburgers are made from fresh beef, cut and ground daily at each restaurant and served on buns baked daily "from scratch" at each restaurant. The hamburgers are available with optional specialty toppings from the grill. While the menu is focused on Fuddruckers' signature hamburger, which accounts for approximately 65% of sales, it also includes fresh-cut, ribeye steak sandwiches, various grilled chicken breast sandwiches, hot dogs, a variety of tossed and specially prepared salads and soups, fish sandwiches, french fries, onion rings, soft drinks, hand-dipped milkshakes, and bakery items. Beer and wine are served and, generally, account for approximately 3% of restaurant sales. The restaurants permit guests to participate in the preparation of their meals by allowing them to garnish their own entrees from a bountiful array of fresh lettuce, tomatoes, onions, pickles, relish and a variety of condiments, sauces and melted cheeses at the "fixin's bar." Guests generally place their own orders and serve themselves, thereby minimizing waiting time.

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

The typical Fuddruckers restaurant is located in a suburban area in a free-standing building or in a shopping center. The area within a five-mile radius of the restaurant is usually zoned for retail, office and residential uses. Fuddruckers' guests have an average household income of approximately $50,000. Fuddruckers' restaurants typically range in size from 6,000 to 8,000 square feet with 200 to 300 seats and parking for between 100 and 200 vehicles. Restaurants built in fiscal 1996 and those planned for fiscal 1997 are typically between 4,800 and 6,000 square feet with 160 to 220 seats.

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

All restaurants are operated in accordance with strict standards and specifications for the quality of ingredients, preparation of food, maintenance of premises and associates conduct, as set forth in Fuddruckers' policy and procedures manuals. At each restaurant, Fuddruckers emphasizes uniform standards for product quality, portion control, courteous service and cleanliness.

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

During fiscal 1996, Fuddruckers complemented its existing menu by introducing "La Salsa Fresh Mexican Grill" in 10 Fuddruckers restaurants in the Los Angeles,San Antonio, Chicago and Milwaukee markets. The La Salsa concept features fresh, healthy, authentic Mexican foods prepared in a stand-alone "outlet" inside the restaurant. Under the terms of a 10-year license agreement with La Salsa Holding,Fuddruckers will pay a franchise fee, royalty payments equal to 5% of gross sales, certain training costs and marketing fund fees for each outlet opened. Ten outlets were opened in fiscal 1996.

Management

Fuddruckers restaurant operations are currently divided into two regions, each supervised by a Senior Vice President of Operations. The two regions are divided into a total of thirteen districts, supervised by a Director of Operations. On average, each Director of Operations supervises nine restaurants and reports to a Senior Vice President of Operations.

Marketing

Fuddruckers uses television, radio and print media to promote its various themes in markets with a high concentration of Fuddruckers-owned restaurants. These themes emphasize Fuddruckers' unique name and fresh baked buns which are unique characteristics and help differentiate Fuddruckers from other restaurant concepts.

Marketing research conducted by Fuddruckers indicates a strong consumer desire for fresh, high-quality food. Fuddruckers restaurants which feature fresh produce available at the "fixin's bar," fresh beef ground daily and fresh buns baked daily, address these consumer desires.

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

The average total cost to construct a typical Fuddruckers restaurant, where Fuddruckers purchases real estate, depending upon its location, is approximately $1.45 million, which includes $255,000 for furniture, fixtures and equipment, $480,000 for building and improvements, and $665,000 for land and site work, and $50,000 related to pre-opening costs of the restaurant. In
1995 Fuddruckers arranged for sale-leaseback financing whereby Fuddruckers acquires real estate, constructs a new restaurant and then sells and leases back the property. This has enabled Fuddruckers to open new restaurants, on sites where a leasing arrangement was not available, with a minimal capital investment. During fiscal 1996, Fuddruckers opened 14 new restaurants pursuant to such sale-leaseback arrangement.

The average total cost to construct a new Fuddruckers restaurant where Fuddruckers enters into a leasing arrangement is approximately $785,000 which is comprised of $255,000 for furniture, fixtures and equipment, $480,000 for leasehold improvements, and $50,000 related to pre-opening costs associated with the restaurant. Fuddruckers typically receives a contribution of between $300,000 and $400,000 toward the construction and renovation costs from landlords and believes that its growth enhances its ability to obtain attractive leasing terms. Despite this favorable condition, there remains considerable competition among restaurant businesses for desirable sites.

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

Franchising

Fuddruckers offers franchises in markets where it deems expansion to be advantageous to the development of the Fuddruckers' concept and system of restaurants. Franchise agreements typically grant franchisees an exclusive territorial license to operate a single restaurant within a specified area, usually a four-mile radius surrounding the franchised restaurant. Fuddruckers has a close relationship with its franchisees and seeks to identify potential franchisees with the capability and financial resources to operate multiple restaurants. Of the 37 Fuddruckers franchisees, 15 operate multiple restaurants, and 22 have operated Fuddruckers restaurants for more than 5 years.

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

Fuddruckers has license agreements for the development of restaurants in Asia, Australia, the Middle East, and Europe with various entities or individuals having substantial financial resources. It is anticipated that these licensees will open up to nine restaurants pursuant to such agreements during the next twelve months.

The current standard franchise agreement provides for the payment to Fuddruckers of a non-refundable franchise fee of between $25,000 and $50,000 per restaurant and ongoing royalties of 5% of gross sales of each restaurant. Certain multi-unit franchisees have entered into royalty buy-down agreements with Fuddruckers, which reduce royalty payments required under the respective franchise agreements. The royalty buy-down agreements generally provide for a one-time payment to Fuddruckers covering a period of twelve to fourteen months, and an amendment of the underlying franchise agreement to reduce the royalty to 3% of gross sales. Once a franchisee executes a buy-down agreement, the royalty on any subsequent franchise agreement will be reduced to 3%. As of June 29, 1996, royalty buy-down agreements have been executed with 7 multi-unit franchisees.

                      Fuddruckers Locations - Company Owned

The following table sets forth the locations of restaurants owned and operated by Fuddruckers as of June 29, 1996:

Domestic - Total 118    Domestic (Cont'd)        Domestic (Cont'd)

                        IOWA                     UTAH
ALABAMA                  Waterloo                 Layton
 Birmingham             KENTUCKY                  Orem
ARIZONA                  Florence                 Salt Lake City
 Flagstaff              MARYLAND                 VIRGINIA
 Glendale                Annapolis                Alexandria
 Mesa (2)                Baltimore                Annandale
 Phoenix                 Gaithersburg             Chesapeake (2)
 Scottsdale              Pikesville               Colonial Heights
 Tempe                   Rockville                Fairfax
 Tucson                 MASSACHUSETTS             Falls Church
CALIFORNIA               Boston                   Fredericksburg
 Burbank                 North Andover            Herndon
 Chula Vista             Saugus                   Midlothian
 La Mesa                MICHIGAN                  Newport News
 Lake Forest             Kentwood                 Richmond
 Lakewood               MINNESOTA                 Vienna
 Mira Mesa               Bloomington              Virginia Beach
 Pasadena                Brooklyn Center          Woodbridge
 Torrance                Burnsville              WISCONSIN
COLORADO                 Coon Rapids              Brookfield
 Aurora (2)              Eden Prairie
 Lakewood                Maple Grove
 Littleton               Roseville
GEORGIA                  St. Louis Park           International - Total 3
 Alpharetta             MISSOURI                  CANADA
 Athens                  Columbia                  Calgary
 Atlanta (2)             Maryland Heights          Edmonton
 Duluth                  St. Louis (2)             Regina
 Kennesaw               OHIO
 Marietta                Cincinnati (2)
 Norcross                Columbus (3)
 Peachtree City          Forest Park
 Snellville              Hilliard
 Tucker                  Mason
ILLINOIS                 Norwood
 Addison                TEXAS
 Aurora                  Austin (2)
 Calumet City            Clearlake
 Downers Grove N         Dallas
 Downers Grove S         Houston (11)
 Highland Park           Irving
 Matteson                Kingwood
 Orland Park             Plano
 Palatine                San Antonio (4)
 Schaumburg (2)          Woodlands
INDIANA
 Merrillville

                 Fuddruckers Restaurants - Franchised Locations

The following table sets forth the locations of restaurants operated by Fuddruckers franchisees as of June 29, 1996:

Domestic - Total 69     Domestic (Cont'd)        International  - Total 7
                        NORTH DAKOTA
CALIFORNIA               Fargo                   AUSTRALIA
 Buena Park             OHIO                      Brisbane
 Citrus Heights          Akron                    Sydney
 Concord                 Canton                  BAHRAIN
FLORIDA                  Cleveland                Manama
 Altamonte Springs       South Euclid            CANADA
 Clearwater             OREGON                    Saskatoon
 Coconut Grove           Lake Oswego             KUWAIT
 Coral Springs           Portland                 Kuwait City
 Ft. Lauderdale         PENNSYLVANIA             SAUDI ARABIA
 Miami (2)               Greensburg               Al Khobar
 Plantation              Hamarville               Jeddah
 Tallahassee             Philadelphia
 Tampa                   Fairless Hill
KANSAS                  SOUTH CAROLINA
 Overland Park           Columbia
MARYLAND                 Greenville (2)
 Owings Mills            Hilton Head
MICHIGAN                 Myrtle Beach
 Flint                   North Myrtle Beach
 Novi                    Spartanburg
 Sterling Heights       SOUTH DAKOTA
MISSOURI                 Rapids City
 Independence            Sioux Falls
MONTANA                 TENNESSEE
 Billings                Kingsport
 Missoula                Nashville
NEBRASKA                TEXAS
 Omaha                   College Station
NEW JERSEY               Laredo
 New Brunswick           Lubbock
 Paramus                 McAllen
 Parsippany              Midland
 Tom's River             San Antonio (2)
 Turnersville            Temple
 Union                   Waco
 Voorhees               PUERTO RICO
 Wayne                   Caugus
NEW YORK
 Amherst
 Howard Beach
 Westbury
NORTH CAROLINA
 Asheville
 Charlotte
 Matthews
 Wilmington

Champps

Operations

The Champps Americana concept is based upon providing the best possible food, value and service to its customers. Although food and service are the most important parts of the Champps Americana concept, an atmosphere that is entertaining and energetic, yet comfortable, is also critical. The food offerings at Champps' restaurants combine a wide selection of appetizers, soups, salads, innovative sandwiches, pizza, burgers, and entrees including chicken, beef, fish, pasta and desserts. Selections reflect a variety of ethnic and regional cuisines and traditional favorites. Because Champps' menu is not tied to any particular type of food, Champps can introduce and eliminate items based on current consumer trends without altering its theme. Portion sizes are generous and each dish is attractively presented. Champps believes that these qualities give customers a sense of value. Entree prices currently range from $4.50 to $14.25. Champps emphasizes freshness and quality in its food preparation. Fresh sauces, dressings, batters and mixes are prepared daily on the premises, generally from original ingredients with fresh produce. Champps invests substantial time in training and testing kitchen employees to maintain consistent food preparation. Strict food standards at Champps-owned restaurants have also been established to maintain quality.

The customer's experience is enhanced by the attitude and attention of restaurant personnel. Accordingly, Champps emphasizes prompt greeting of arrivals, frequent visits to customer tables to monitor customer satisfaction and service, and friendly treatment of its customers. Service is based upon a team concept so that customers are made to feel that any employee can help them, and they are never left unattended. Success of the Champps restaurants depends upon employee adherence to these standards. To maintain these standards, Champps seeks to hire and train personnel who will work in accordance with Champps' philosophy and frequently rewards individual and restaurant achievement through several recognition programs intended to build and maintain employee morale. All of the service personnel at each Champps restaurant meet with the managers at two daily pre-shift motivational meetings. Restaurant promotions, specials and quality control are all discussed and explained during these meetings. Also, employee enthusiasm is raised so that the employees can help increase the energy level and excitement of the restaurant.

Champps-owned, franchised and licensed restaurants are designed and decorated in a casual theme, although they differ somewhat from each other. Existing Champps restaurants range in size from 7,000 to 12,000 square feet while the new Champps restaurant prototype is approximately 8,700 square feet. Champps' standard restaurant features a bar, open kitchen and dining on multiple levels including a diner-type counter. Customers can also dine at the bar or outside on the patio, where available. The spacious design facilitates efficient service, encourages customer participation in entertainment and promotional events and allows customers to view the kitchen, dining area, and bar. Strategically placed television screens stimulate customer perception of activity and contribute to the total entertainment experience and excitement of the restaurant.

An important part of the Champps Americana dining experience is the entertainment. Patrons may watch one of several sporting events that are being broadcast, or listen to a variety of music played by the disc jockey, which music is changed for the time of day and season of the year. The exposed kitchen offers customers the opportunity to observe the cooks, and in certain locations a discretely located game room is provided for arcade games. The entertainment aspects of the Champps restaurants are designed to encourage repeat visits, increase the length of a customer's stay and attract customers outside of normal peak hours. In addition, a variety of creative promotions and activities are conducted such as "Family Bingo," "Spring Time Big Bike Give-Away," and Karaoke. These promotions and activities allow for customer participation and are continually changing. Change of the ambiance is also experienced in each restaurant when the restaurants are decorated for the holidays and when the dress of the restaurant staff is changed for the seasons. The different looks and activities of the restaurant provide customers a different feel each time they visit, thus encouraging repeat business. Champps sells merchandise such as T-shirts, hats and sweatshirts bearing the Champps Americana name. Although not currently a significant source of revenue, the sale of its merchandise is believed to be an effective means of promoting the Champps name.

Champps restaurants are generally open from 11:00 a.m. to 1:00 a.m. seven days a week serving lunch, dinner and late night appetizers. Closing times of Champps restaurants will vary based upon state laws concerning operating hours. Sunday brunch is served beginning at 10:00 a.m. Each Champps restaurant maintains standardized food preparation and service manuals which are designed to enhance consistency of operations among the restaurants. Although Champps restaurants differ in some respects, Champps attempts to have each Champps-owned and franchised restaurant operate under uniform standards and specifications.

Management

The management staff of a Champps restaurant is divided into three areas, the General Manager, Front-of-House Managers and Back-of-House Managers. The General Manager has responsibility for the entire restaurant. Front-of-House management consists of an associate manager, two floor managers and a bar manager. Back-of-House management consists of a kitchen manager, two to three assistant kitchen managers and a daily specials chef. All General Managers report directly to the Chief Operating Officer. Managers are compensated based on salary plus monthly bonus. The bonus is determined by means of monthly restaurant sales and profit goals.

Marketing

Champps has achieved its historical success while expending minimal amounts on advertising and marketing. Champps restaurants have relied on location and customer word-of-mouth. However, Champps-owned restaurants expend a different amount of resources on in-restaurant marketing and promotions.

Site Selection

Champps uses its own personnel to analyze markets and sites for new restaurants, obtain the required zoning and other permits, negotiate the leasing or real estate purchase and oversee all aspects of the construction process. Champps believes that location is a key factor in a restaurant's ability to operate a profitable lunch and dinner business and considers several demographic factors in selecting sites, including the average income of the neighboring residential population, the proximity of retail, office and entertainment facilities, traffic patterns and the visibility of the location.

The average total cost to construct a typical Champps restaurant, where Champps purchases real estate, depending upon its location, is approximately $4.5 million, which includes approximately $900,000 for furniture, fixtures and equipment, $2.0 million for building and improvements, $1,200,000 for land and site work, and $400,000 related to pre-opening costs of the restaurant. In fiscal 1996, Champps arranged for sale-leaseback financing whereby
Champps  would acquire real estate, construct a new restaurant and then sell and lease back the property.  This has  enabled  Champps to open new restaurants  on sites where a leasing  arrangement  was not  available, with a  minimal  capital  investment. Champps  has  not  yet  sold  a
restaurant   pursuant  to  such  sale-leaseback arrangement.

The average total cost to construct a new Champps restaurant where Champps enters into a leasing arrangement is approximately $3.3 million which is comprised of approximately $900,000 for furniture, fixtures and equipment, $2.0 million for leasehold improvements, and $400,000 related to pre-opening costs of the restaurant.

Future development of Champps restaurants will be accomplished primarily through the development of Champps-owned restaurants. The development of additional restaurants is contingent upon locating satisfactory sites, financing, negotiating satisfactory leases or, alternatively, leasing and converting existing restaurant sites into Champps restaurants. It is also dependent upon securing appropriate governmental permits and obtaining liquor licenses.

Franchising

Champps offers franchises in markets where it deems expansion to be advantageous to the development of the Champps concept and a system of restaurants. Franchise agreements grant franchisees an exclusive territorial license to operate a single restaurant within a specified area. Currently, there are no franchisees operating multiple restaurants.

A typical franchisee pays an initial fee of $75,000 per restaurant, of which a part may be associated with a development fee, a continuing royalty fee of 3-1/4% of gross sales, and a regional and/or national advertising fee of 1/2% of gross sales at such time as Champps establishes a regional/national advertising program. Among the services and materials that Champps provides to franchisees are site selection assistance, assistance in design development, an operating manual that includes quality control and service procedures, training, on-site pre-opening supervision and consultation relating to the operation of the franchised restaurants. Champps grants both single and multi-restaurant development rights depending upon market factors and franchisee capabilities. With respect to multi-restaurant agreements, the franchisee's continuing right to obtain franchises is contingent upon the franchisee's continuing compliance with the restaurant development schedule.

All franchisees are required to operate their restaurants in accordance with Champps' standards and specifications, including controls over menu selection and food quality and preparation. Champps approves all restaurant site selections and applies the same criteria used for its own restaurant sites. Champps requires all new franchisees to provide at least annual financial statements reviewed by an independent certified public accountant and conducts its own audit of the franchisee's books and records. Periodic on-site inspections are conducted to assure compliance with Champps standards and to assist franchisees with operational issues. Franchisees bear all direct costs involved in the development, construction and operation of their restaurants.

                              Restaurant Locations

The following table sets forth the locations of restaurants operated by Champps and its franchisees as of June 29, 1996:

Owned Restaurant Locations             Franchised Restaurant Locations
Domestic - Total 10                    Domestic - Total 10
CALIFORNIA                             MINNESOTA
 Irvine                                 Burnsville
INDIANA                                 Maple Grove
 Indianapolis                           Maplewood
OHIO                                    Minneapolis
 Columbus                               New Brighton
 Lyndhurst                              St. Paul
MINNESOTA                              NEBRASKA
 Minnetonka                             Omaha
 Richfield                             NORTH CAROLINA
NEW JERSEY                              Charlotte
 Edison                                SOUTH DAKOTA
 Marlton                                Sioux Falls
TEXAS                                  WISCONSIN
 Addison                                Greenfield
VIRGINIA
 Reston

Expansion Strategy

The Company's long-term objective is to expand the Champps Americana restaurant concept nationally by opening additional Champps-owned and operated restaurants. Champps does not anticipate significant expansion through new franchise agreements, but expects that new franchise locations will open pursuant to existing franchise development and licensing agreements. Development of Champps-owned restaurants will be concentrated in selected markets with population density levels sufficient to support the restaurants. Champps believes its concept can be adapted to a variety of locations, both in terms of market demographics and configuration of the restaurant. The locations of Champps restaurants are very important. Potential sites are reviewed for a variety of factors, including trading-area demographics, such as target population density and household income levels; an evaluation of site characteristics, including visibility, accessibility, traffic volume and available parking; proximity to activity centers, such as shopping malls and offices; and an analysis of potential competition.

Centralized Functions

The Company provides Daka, Fuddruckers and Champps with centralized purchasing, accounting and management information services.

Purchasing

The Company capitalizes on the combination of its foodservice and restaurant businesses through a centralized and coordinated purchasing program and food distribution network. On December 1, 1992, the Company entered into a five-year agreement with Kraft Foodservice, Inc. ("Kraft") pursuant to which Kraft will distribute approximately 80% of food and food-related purchases of Daka, Fuddruckers and Champps. The agreement with Kraft is cancelable by either party upon 90 days notice. Fuddruckers and Champps franchisees also have the option of purchasing from Kraft. The Company believes that this agreement is unique in the foodservice industry because it provides for a sharing between Kraft and the Company of the savings that may be obtainable through purchasing from selected vendors. In addition, under the agreement, Kraft is furnishing to the Company "Kraft-Link," Kraft's on-line product-ordering software which is installed in major Daka locations and all Fuddruckers-owned and Champps-owned restaurants.

The Company's purchasing programs have enabled Fuddruckers to maintain the same menu prices for its signature hamburgers since December 1990, further enhancing the Company's philosophy of providing high-quality products at moderate prices. The Company also acts as a restaurant equipment dealer, enabling it to take advantage of dealer pricing, manufacturer discounts and rebates. The Company has not experienced any difficulty in obtaining an adequate supply of quality food products at acceptable prices from its suppliers.

Accounting and Management Information Systems

The Company provides Daka, Fuddruckers and Champps with centralized financial and management controls through the use of an automated data processing system and prescribed reporting procedures. The Company continues to upgrade its computer hardware and financial software and has recently implemented a new point of sale system for its Fuddruckers restaurants. The foodservice locations and restaurants forward weekly sales reports, vendor invoices, payroll information and other operating information to the Company's corporate headquarters. The Company utilizes this data to centrally monitor sales, product, labor and other costs and to prepare periodic financial and management reports. The Company believes that its centralized accounting, payroll, cash management, and information systems improve its ability to control and manage its operations efficiently.

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

The restaurant industry is highly competitive. Fuddruckers and Champps compete with other national and international restaurant chains as well as local and regional operations. Competition within the industry is based principally on the quality, variety and price of food products served. Site location, quality of service and attractiveness of facilities are also important factors for a successful restaurant. The restaurant industry is affected by general economic conditions, changing tastes, population, traffic patterns and spending habits of guests. Fuddruckers believes that their competitive position is enhanced by providing guests with moderately-priced quality food in a comfortable atmosphere.

The Company believes that the businesses of Daka, Fuddruckers and Champps share important characteristics in their desire to provide guests with discernible value and the highest quality of customer service and dining atmosphere. While the restaurant industry has experienced intense competition for many years, contract foodservice providers can no longer rely upon the luxury of "captive customers," such as employees of corporate foodservice clients or students, who spend a majority of their time in the same facility in which a foodservice operation is conducted. Today, guests who do not find menu offerings acceptable will simply eat elsewhere. This places contract foodservice providers in direct competition with local restaurants and fast food outlets for each guest's food dollar. In addition, factors such as service, cleanliness and atmosphere are as important in a guest's dining decision as menu and food quality.

In response to this trend,  the Company  launched an internal program called "Be
Our Guest" in its Daka operations. This program's goal is to emphasize Fuddruckers' guest focus and to effect a transition in the Daka organization to a similar guest-driven orientation, rather than a traditional "back-of-the-house" foodservice mentality. The Company has provided training, education and motivational programs for its associates to focus on providing quality service and to sustain a sensitivity to guest needs. The Company believes that by operating in a professional, restaurant-style manner where each of its associates place the guest first, Daka, Fuddruckers, and Champps can win guest loyalty.

Government Regulation

The Company is subject to various federal, state and local laws affecting its business. Its operations are subject to various health, sanitation and safety standards, federal and state labor laws, zoning restrictions, and state and local licensing. Federal and state environmental regulations have not had a material effect on the Company's operations to date. Fuddruckers and Champps are also subject to federal and state laws regulating franchise operations and sales. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises, or impose substantive standards on the relationship between franchisor and franchisee.

Fuddruckers and Champps restaurants are subject to state and local licensing and regulation with respect to selling and serving alcoholic beverages. The sale of alcoholic beverages accounted for approximately 3% of Fuddruckers' and 35% of Champps' total restaurants sales during fiscal 1996. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect Fuddruckers', Champps' or a franchisee's operation in that location and could impair Fuddruckers', Champps' or such franchisee's ability to obtain licenses elsewhere. Typically licenses must be renewed annually and may be revoked or suspended for cause.

Fuddruckers and Champps restaurants are subject to "dram shop" statutes in certain states. These statutes generally give a person injured by an intoxicated person the right to recover damages from the establishment that has wrongfully served alcoholic beverages to the intoxicated person. Fuddruckers and Champps each carry liquor liability coverage in the amount of $1 million. However, a judgment against Fuddruckers or Champps under a "dram shop" statute in excess of Fuddruckers' or Champps' liability coverage, or any inability to continue to obtain such insurance coverage at reasonable costs, could have a material adverse effect on the Company, Fuddruckers or Champps.

Research and Development

The Company is engaged in research activities relating to the development or improvement of new and existing products or services. Daka, Fuddruckers, and Champps together with their franchisees, utilize test kitchen facilities to develop recipes, test food products and equipment and set nutritional and quality standards. Fuddruckers, Champps, and their franchisees test additional menu items in various markets on an on-going basis. These tests are coordinated through the corporate headquarters. Furthermore, the Company employs a professional support staff to establish, maintain and enforce high standards of sanitation and safety in all phases of food preparation and service. The cost of research and development currently is not material to the Company's cost of operations.

Service Marks

Daka has registered certain trademarks and service marks with the United States Patent and Trademark Office and with certain states, including "Daka" and "Daka Restaurants." In addition, the Company is in the process of registering certain trademarks with respect to its signature concepts including, among others, French Quarter Coffee Company. Fuddruckers has registered various service marks with the United States Patent and Trademark Office, including the trade names "Fuddruckers" and "Daiquiritas" and the "Fuddruckers - World's Greatest Hamburgers" logo. Champps owns the names and marks "Champ's", "Champps", "Champps American Sports Cafe" and "Champps Entertainment" (collectively, the "Marks") in connection with providing bar and restaurant services, and in connection with the sale of related food products.

Pursuant to a Master Agreement dated February 1, 1994, whereby Champps acquired certain "Champ's" and "Champps" service marks, trademarks and trade names from Champs Restaurants, Inc. ("CRI"), Champs pays CRI an annual fee equal to the lesser of approximately $260,000 or one-quarter percent (1/4%) of the gross sales of Champps restaurants, but in no event less than $40,000. The maximum fee payable by Champps is increased annually by the lesser of the increase in the Consumer Price Index or 4%.

All of the service marks, trade names and trademarks are of significant importance to the business of Fuddruckers and Champps. Fuddruckers and Champps have also registered various service marks in several foreign countries. The Company and its subsidiaries intend to protect their service marks through registration with appropriate governmental authorities.

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

Fuddruckers and Champps sales are historically higher in the spring and summer-time months, due primarily to dining habits of its guests and eating out trends of the general public.

Corporate Offices and Associates

DAKA International, Inc. is incorporated under the laws of the State of Delaware and employs approximately 120 associates on a full-time basis, four of whom are executive officers.

Daka, Inc. is incorporated under the laws of the Commonwealth of Massachusetts and employs approximately 13,675 associates on a full-time and part-time basis. Less than 10% of Daka's associates are represented for collective bargaining purposes by unions. No single union contract covers a significant number of any one associate group.

Fuddruckers is incorporated under the laws of the State of Texas and employs approximately 9,900 associates on a full-time and part-time basis.

Champps Entertainment, Inc. is incorporated under the laws of the State of Minnesota and employs approximately 1,500 associates on a full-time and part-time basis, two of whom are executive officers of the Company. Substantially all restaurant associates, other than restaurant management, are compensated on an hourly basis. None of Champps' associates are covered by a collective bargaining agreement.

The Company considers its relations with its associates to be good.

DAKA  International,  Inc.,  Daka,  Fuddruckers and ADC maintain their principal
executive   offices  at  One  Corporate  Place,  55  Ferncroft  Road,   Danvers,
Massachusetts 01923. The telephone number for the Company is (508) 774-9115.

Champps Entertainment, Inc. maintains its principal executive offices at 153 East Lake Street, Wayzata, Minnesota, 55391. The telephone number for Champps is
(602) 449-4841.

Item 2.    Properties.

As of June 29, 1996, the Company leased approximately 40,000 square feet of office space at its corporate headquarters in Danvers, Massachusetts, at an average annual rental of $610,000 through November 30, 2001.

Fuddruckers owns the land and related improvements at 11 of the 121 Fuddruckers-owned restaurants with the balance of the restaurants operated pursuant to long-term leases. The location and general character of the properties of the Company are described in Item 1 of this Report.

Champps leases approximately 4,000 square feet for its corporate office, located in Wayzata, Minnesota, pursuant to a five-year lease at an average annual rental of $70,800. Champps also leases approximately 1,200 square feet adjacent to the Minnetonka restaurant, pursuant to a lease expiring in 2000. This space is used by Champps' management and support staff.

Item 3.    Legal Proceedings.

The Company and/or its subsidiaries are parties to various lawsuits. However, in the opinion of management and legal counsel, none of these legal proceedings would result in final judgments which would have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

                                     PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder
           Matters.

The Common Stock of the Company is traded over-the-counter and is quoted on the Nasdaq Stock Market National Market under the symbol "DKAI." The following table sets forth the high and low bid prices of the Company's Common Stock during each quarter of the fiscal years ended June 29, 1996 and July 1, 1995.


                             1996                     1995
                        High       Low           High       Low
1st Fiscal Quarter    $ 33.75   $ 23.00        $ 15.50   $ 13.50
2nd Fiscal Quarter      33.63     22.75          16.25     12.88
3rd Fiscal Quarter      27.50     19.88          18.00     14.50
4th Fiscal Quarter      33.00     22.75          23.88     17.00

The Company has never paid cash dividends on shares of its Common Stock and does not expect to pay dividends in the foreseeable future. The Company intends to retain all of its available funds for the operation and expansion of its business. In addition, the terms of the Company's line-of-credit agreement prohibit the payment of dividends on the Company's Common Stock. As of September 26, 1996, the approximate number of record holders of the Company's Common Stock was 3,751.

Item 6.    Selected Financial Data.

In fiscal 1996, the Company merged with Champps Entertainment, Inc. ("Champps") whereupon Champps became a wholly-owned subsidiary of DAKA. In 1996, DAKA also merged with The Great Bagel and Coffee Company ("Great Bagel and Coffee") whereupon Great Bagel and Coffee became a wholly-owned subsidiary of DAKA. Both transactions have been accounted for as pooling-of-interests, and accordingly the Company's consolidated financial statements have each been restated to include the accounts of Champps and Great Bagel and Coffee (collectively the "1996 Poolings-of-Interests").

The following selected financial information for 1996, 1995 and 1994 (except for 1994 Balance Sheet Data) has been derived from the audited consolidated financial statements of the Company included elsewhere in this Report.
The selected 1994 Balance Sheet Data and the selected financial information for 1993 and 1992 have been derived from: (i) the audited consolidated financial statements of DAKA; (ii) the audited financial statements of Champps Entertainment, Inc.; (iii) the unaudited consolidated financial statements of The Great Bagel and Coffee Company as of and for the fiscal years ended July 2, 1994, June 26, 1993, and June 27, 1992. Such unaudited consolidated financial statements of the Great Bagel and Coffee Company, in the opinion of management,contain all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the financial position and results of operations for these periods. The following selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and the notes thereto included elsewhere in this Report.

                                                   June 29,     July 1,      July 2,     June 26,      June 27,
                                                     1996         1995        1994         1993          1992
                                                                  (In thousands, except per share data)
Statements of Operations Data:

Total revenues ..................................$ 404,824    $ 334,837    $ 257,146    $ 189,201     $ 171,175

Income from continuing
  operations before income taxes
  and minority interests ....... ................      203       14,892       11,382        7,558         5,774
Income from continuing operations ...............      905        9,583        7,586        5,145         4,333
Gain on extinguishment of debt, net .............     --           --           --            462          --
Net income ......................................      905        9,583        7,586        5,607         4,333
Income available for
  common stockholders ...........................      905        9,183        6,786        5,607         4,333

Earnings per share:
Primary:
 Income from continuing operations ..............     0.09         1.35         0.94         1.01          0.85
 Income available for
  common stockholders ...........................     0.09         1.35         0.94         1.10          0.85

Fully diluted:
 Income from continuing operations ..............     0.09         0.96         0.83         0.69          0.71
 Income available for
  common stockholders ...........................     0.09         0.96         0.83         0.75          0.71

Weighted average number of shares:
 Primary ........................................    9,971        6,791        6,082        5,101         5,089
 Fully diluted ..................................   10,535       11,228       10,728        7,989         6,085

Balance Sheet Data:

Total assets ....................................$ 231,557    $ 180,853    $ 128,979    $  90,711     $  76,976
Long-term debt ..................................   99,862       71,029       48,535       32,636        28,738
Stockholders' equity ............................   82,867       59,054       41,172       26,422        15,934

Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition

Certain Factors Affecting Future Operating Results

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors which may cause such a difference include among the following: the impact of increased competition in the bidding process for foodservice contracts against competitors with significant financial resources and market share; the exercise by foodservice clients of their right to terminate contracts which typically provide for termination upon 30 to 60 days notice; the impact of increasing competition in the casual and upscale casual dining segment of the restaurant industry; changes in general economic conditions which impact consumer spending for restaurant occasions; adverse weather conditions, competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new  restaurants;  increases in the cost of product, labor,  and other resources  necessary to operate both the  restaurants and the foodservice facilities; unforeseen difficulties in integrating acquired businesses; the amount and rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support operations; the availability and terms of financing for the Company and any changes to that financing; the revaluation of any of the Company's assets (and related expenses); and the amount of, and any changes to, tax rates.

                              RESULTS OF OPERATIONS
Summary

In February 1996, CEI Acquisition Corp., a wholly-owned subsidiary of DAKA, merged with Champps Entertainment, Inc. ("Champps") whereupon Champps became a wholly-owned subsidiary of DAKA. In April, DAKA also merged with The Great Bagel and Coffee Company ("Great Bagel and Coffee") whereupon Great Bagel and Coffee became a wholly-owned subsidiary of DAKA. Both transactions have been accounted for as poolings-of-interests, and accordingly, the consolidated financial statements and Management's Discussion and Analysis have been restated to include the accounts of Champps and Great Bagel and Coffee.

The Company recorded significantly lower earnings in 1996 as income before income taxes and minority interests decreased 99% to $0.2 million as compared to $14.9 million in 1995 and $11.4 million in 1994. Earnings in 1996 were impacted by non-recurring charges relating to merger costs and the adoption of a new accounting standard, along with poor operating performance in the Fuddruckers' segment and increased corporate selling, general and administrative expenses. Income after income taxes and minority interests decreased 91% to $0.9 million in 1996 as compared to $9.6 million in 1995 and $7.6 million in 1994 while fully diluted earnings per share decreased to $0.09 in 1996, a decrease of 91% as compared to $0.96 in 1995 which was 16% higher than the $0.83 earned on a fully diluted basis in 1994. The 91% decrease in fully diluted earnings per share during 1996 results from lower earnings offset,in part, by a 6% decrease in the weighted average number of outstanding shares. The 16% increase in fully diluted earnings per share during 1995 as compared to 1994 came despite a 5% increase in the weighted average number of outstanding shares as a result of the Common Stock and 7% Convertible Subordinated Notes
(the "Notes") sold in March 1993.

The Company  adopted  early the  provisions  of
Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", which resulted in a third quarter noncash pretax charge of approximately $5.7 million. The provision includes charges for impairments to the carrying value of certain restaurant and foodservice contract assets, reacquired franchise rights, investments and certain other assets. In addition, consolidated operating results includes a non-tax deductible charge of $2.9 million relating to the mergers with Champps and Great Bagel and Coffee. Included in these costs are legal, investment banking and professional fees associated with the transactions, and costs associated with combining the operations of previously separate companies and instituting certain operating efficiencies.

At June 29, 1996, the Company was not in compliance with its debt service coverage, minimum tangible net worth and fixed charge coverage covenants. On October 15, 1996, the Company obtained a waiver of noncompliance related to such covenants from its lender, and renegotiated certain terms and conditions of its existing credit facility.

The Company expects operating results for the first quarter of fiscal 1997 to be substantially below the first quarter results for fiscal 1996, and will most likely result in a net loss due, in part, to Fuddruckers' operating performance which continues to be below expectations for the first two months of the new fiscal year.

Foodservice

The following table sets forth, for the periods presented, certain financial information of the Company's foodservice business. For further financial information relating to the Company's foodservice business, see Note 13 to Notes to Consolidated Financial Statements.

                                                                             1996         1995        1994
                                                                             ----         ----        ----
Managed volume:
 Management fee contracts ................................................ $109,564    $107,959     $113,905
 Profit and loss contracts ...............................................  218,361     193,154      150,839
                                                                            -------     -------      -------
   Total managed volume .................................................. $327,925    $301,113     $264,744
                                                                           ========    ========     ========

Sales from profit and loss contracts .....................................    100.0%      100.0%       100.0%
Operating expenses:
 Labor costs .............................................................    (34.1)      (33.91)       (34.4)
 Product costs ...........................................................    (36.0)      (36.2)       (35.3)
 Other operating expenses ................................................    (15.2)      (15.8)       (15.4)
 Depreciation and amortization ...........................................     (2.6)       (2.4)        (2.2)
 Impairment charges and merger costs .....................................     (1.5)        --           --
                                                                               ----        ----         ----
Income from profit and loss contracts ....................................     10.6%       11.7%        12.7%
                                                                               ====        ====         ====

Income from profit and loss contracts .................................... $ 22,841    $ 22,619     $ 19,154
Management and other fees ................................................    6,148       5,715        6,132
                                                                              -----       -----        -----
 Income from foodservice operations ...................................... $ 28,989    $ 28,334     $ 25,286
                                                                           ========    ========     ========

Daka conducts its operations on the basis of two types of foodservice contracts with its clients. The first type is a management fee contract pursuant to which a client pays Daka a negotiated fee for overseeing and administering its foodservice operations and reimburses Daka for all costs incurred in providing such service. Management fee contracts are prevalent where companies subsidize foodservice as part of the benefits provided to employees and in elementary and secondary schools. The second type of contract is a profit and loss contract whereby Daka assumes the risk of profit or loss from the foodservice operations. Daka seeks to enter into profit and loss contracts whenever parctical, believing it can achieve a greater level of profitability as a result of the flexibility it has in establishing menu mix and pricing in such contracts.

Managed volume in the foodservice segment increased $26.8 million or 9% to $327.9 million in 1996 as compared to $301.1 million in 1995. The increase in managed volume results from the full year impact of managed volume generated by the educational and corporate foodservice contracts acquired from ServiceMaster Management Services L.P. ("SMMSLP") on February 8, 1995, a 2% increase in same location sales, offset, in part, by lost contracts.
During1996, Daka retained approximately 89% of its contracts, which is slightly lower than its historical norm of 92%. Managed volume in 1995 increased $36.4 million or 14% to $301.1 million, as compared to managed volume of $264.7 million in 1994. The increase in managed volume in 1995 as compared to 1994 was due to a combination of increased volume of existing food operations offset, in part, by one less week of operations in 1995 compared to 1994.

Income from foodservice operations, excluding impairment charges and merger costs, increased 15% to $32.5 million in 1996 as compared to $28.3 million in 1995, which was 12% higher than the $25.3 million in 1994. During 1996, a number of marginally profitable or unprofitable contracts expired and, accordingly, became subject to a competitive bidding process. Throughout this process, Daka rebid unprofitable or marginally profitable contracts on terms that should provide an acceptable profit. Certain of these contracts were retained, and as anticipated, certain other contracts were not retained. Despite the loss of these contracts, income from profit and loss contracts in Daka's base business, excluding the educational and corporate foodservice contracts acquired in 1995 from SMMSLP and excluding 1996 impairment charges and merger costs, improved during 1996 compared to 1995. Operating margins in the base foodservice business remained consistent from year to year while the acquired contracts performed as expected. The lower operating margins associated with the educational foodservice  contracts  acquired  is  typical  of  the  educational  foodservice industry and consistent with the operating margins in Daka's existing educational foodservice business. Lower labor costs in 1995 reflect the impact of the Company's ongoing safety program which resulted in lower workers' compensation costs. Depreciation and amortization in 1996, 1995 and 1994 as a percentage of sales from profit and loss contracts increased primarily due to the amortization of the costs assigned to the acquired contracts.

Fuddruckers

The following table sets forth, for the periods presented, certain financial information for Fuddruckers. For further financial information related to Fuddruckers, see Note 13 to Notes to Consolidated Financial Statements.

                                                          1996           1995         1994
                                                          ----           ----         ----
Restaurant sales .....................................  $131,592       $110,703     $ 87,030
                                                         =======       ========     ========

Sales from Fuddruckers-owned restaurants .............     100.0%         100.0%       100.0%
Operating expenses:
Labor costs ..........................................     (29.0)         (28.8)       (28.8)
Product costs ........................................     (28.2)         (27.8)       (27.8)
Other operating expenses .............................     (27.0)         (25.7)       (25.7)
Depreciation and amortization ........................      (6.1)          (4.8)        (4.6)
Impairment charges ...................................      (1.9)           --           --
                                                         -------        -------      -------
Income from restaurant operations ....................       7.8%          12.9%        13.1%
                                                         =======        =======      =======

Income from restaurant operations ....................  $ 10,324       $ 14,252     $ 11,400
Franchising income ...................................     6,575          5,372        4,318
                                                         -------        -------      -------
Income from restaurant and franchising operations ....  $ 16,899       $ 19,624     $ 15,718
                                                         =======        =======      =======
Number of restaurants (end of period):
 Fuddruckers-owned ...................................       121             98           75
 Franchised ..........................................        76             70           75
                                                         -------        -------      -------
  Total restaurants ..................................       197            168          150
                                                         =======        =======      =======


Total revenues from restaurant and franchising operations in 1996 increased $22.1 million or 19% to $138.2 million whereas revenues from restaurant and franchising operations in 1995 increased $24.8 million or 27% to $116.1 million, as compared to total revenues of $91.3 million in 1994.

Sales in Fuddruckers-owned restaurants increased $20.9 million or 19% to $131.6 million in 1996 as compared to $110.7 million in 1995. This increase is due to $3.3 million of incremental sales for a full year from five restaurants acquired from franchisees during 1995 and $30.3 million of sales at restaurants during their first year of operation, including 26 new restaurants opened in 1996 offset, in part, by a 4.9% decrease in comparable restaurant sales and a $4.4 million decrease in sales due to the closing and/or sale of three restaurants. Comparable restaurant sales decreased primarily as a result of inclement weather in many Fuddruckers major markets throughout the third quarter. Sales at Fuddruckers-owned restaurants increased $23.7 million or 27% to $110.7 million in 1995 as compared to $87.0 million in 1994. This increase is due to a combination of $12.7 million of sales at 17 restaurants acquired from franchisees during the second half of 1994 and in 1995, $14.6 million of sales at restaurants during their first year of operation, including 22 new restaurants opened in 1995 and a 0.8% increase in comparable restaurant sales offset, in part, by a $1.5 million decrease in sales resulting from the closing and/or sale of five restaurants and the effect of 52 weeks of sales in 1995 whereas 1994 had 53 weeks.

Franchise income increased $1.2 million in 1996 as compared to 1995, primarily due to revenue generated from continued sales of multi-unit development agreements in both the United States and internationally. The remaining increase represents additional royalty income relating to 13 new franchised restaurants opened offset, in part, by the closing of 7 franchised restaurants during 1996. In 1995, franchise income increased $1.1 million compared to 1994 due to revenues generated from the sale of multi-unit development agreements in both the United States and internationally, offset by the reduction of royalty income associated with the acquisition of 5 franchised restaurants in 1995.

Income from restaurant operations, excluding impairment charges, decreased $1.5 million or 10% to $12.8 million in 1996 compared to $14.3 million in 1995 while margins as a percentage of sales decreased from 12.9% in 1995 to 9.7% in 1996 exclusive of impairment charges of 1.9%. Higher costs as a percentage of sales in all cost components reflect the large numbers of new restaurants, lower than anticipated sales levels and start-up costs associated with new concepts. Operating margins decreased by 3.2% in 1996 principally due to weather-related expenses. Income from restaurant operations, increased $2.9 million or 25% to $14.3 million in 1995 as compared to $11.4 million in 1994. The improvement in operating margins can be attributed to lower operating expenses associated with the acquired Atlanta restaurants, strong operating results at the new restaurants opened, the closing of marginally profitable restaurants, and improved product costs through national purchasing programs. Depreciation and amortization in 1996 increased significantly as a percentage of sales compared to 1995 and 1994 due primarily to increased pre-opening costs associated with new restaurants, pre-opening costs related to the "La Salsa Fresh Mexican Grill" concept in 10 restaurants, and continued installation of new point of sale equipment.

Champps

The following table sets forth certain financial information for Champps restaurants. For further information related to Champps, see Note 13 to Notes to the Consolidated Financial Statements.

                                                           1996          1995           1994
                                                           ----          ----           ----
Restaurant sales .....................................   $ 41,593      $ 19,257       $  8,273
                                                         ========      ========       ========

Sales from Champps restaurants .......................      100.0%        100.0%         100.0%
Operating expenses:
Labor costs ..........................................      (33.2)        (31.0)         (31.4)
Product costs ........................................      (28.8)        (29.0)         (28.0)
Other operating expenses .............................      (22.6)        (20.5)         (20.2)
Depreciation and amortization ........................       (8.7)         (5.5)          (3.4)
Impairment charges and merger costs ..................       (6.3)          --             --
                                                         --------      --------       --------
Income from restaurant operations ....................        0.4%         14.0%          17.0%
                                                         ========      ========       ========

Income from restaurant operations ....................   $    150      $  2,689       $  1,409
Franchising income ...................................        555           636            554
                                                         --------      --------       --------
Income from restaurant and franchising operations ....   $    705      $  3,325       $  1,963
                                                         ========      ========       ========
Number of restaurants (end of period)
Champps-owned ........................................         10             5              3
Franchised ...........................................         10            10              8
                                                         --------      --------       --------
Total restaurants ....................................         20            15             11
                                                         ========      ========       ========

Total revenues from restaurants and franchising operations in 1996 increased $22.3 million or 112% to $42.1 million whereas revenues from restaurant and franchising operations in 1995 increased $11.1 million or 126% to $19.9 million, as compared to total revenues of $8.8 million in 1994. Franchise income has remained relatively consistent in 1996, 1995 and 1994.

Sales in Champps-owned restaurants increased $22.3 million or 116% to $41.6 million in 1996 as compared to $19.3 million in 1995 primarily due to the opening of 6 new restaurants, offset by the sale of one restaurant in the last quarter of 1996. Sales at Champps-owned restaurants increased $11.0 million or 133% to $19.3 million in 1995 as compared to $8.3 million in 1994, due to the opening of two new restaurants.

Income from restaurant operations, before impairment charges and merger costs, increased 4% to $2.8 million in 1996 as compared to $2.7 million in 1995. This increase is due to a combination of increased revenues derived from new restaurant openings offset by increased labor, overhead, depreciation and amortization expenses associated with these restaurant openings. In addition, one restaurant was sold in the last quarter of 1996. Income from restaurant operations increased 93% to $2.7 million in 1995 as compared to $1.4 million in 1994 primarily due to revenues derived from new restaurant openings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses including depreciation and amortization related to corporate assets amounted to $40.8 million, $32.9 million and $29.0 million in 1996, 1995 and 1994, respectively. Selling, general and administrative expenses as a percentage of total managed volume of $501 million, $431 million and $360 million in 1996, 1995 and 1994, respectively, which includes foodservice managed volume, restaurant sales at Fuddruckers-owned and Champps-owned restaurants, aggregated 8.1%, 7.6% and 8.1%, respectively.

The $7.9 million increase in selling, general and administrative expenses in 1996, compared to 1995 was primarily due to additional corporate staff hired to support Champps' aggressive expansion plans, ongoing investment in information systems and divisional infrastructures, pursuit of nontraditional foodservice venues and expenses related to the negotiations and due diligence associated with a proposed joint venture and a foodservice acquisition. The $3.9 million increase in selling, general and administrative expenses in 1995, compared to 1994, was primarily due to overhead related to acquired foodservice contracts, increased Fuddruckers' and Champps' marketing expenses and higher Champps' overhead costs.

Interest Expense

Interest expense amounted to $5.9 million, $4.3 million and $2.9 million in 1996, 1995 and 1994, respectively. In 1996 and 1995, interest expense increased $1.6 million and $1.4 million or 37% and 48%, respectively, due to increased borrowings under the Company's line-of-credit used to finance acquisitions, capital expenditures for new Fuddruckers and Champps restaurants, and capital expenditures at client facilities. Interest expense associated with the higher level of debt in 1996 and 1995 was offset, in part, by a combination of lower interest rates and lower interest costs associated with the Convertible Subordinated Notes. Approximately $8.2 million of Convertible Subordinated Notes were converted in the second half of 1995 while the remaining $20.5 million outstanding Convertible Subordinated Notes were converted in the first three quarters of 1996.

Income Taxes

The Company files consolidated income tax returns for federal income tax purposes. As of June 29, 1996 the Company had net operating loss carryforwards of approximately $9.3 million. The carryforwards expire at various dates through 2011 and a portion of such carryforwards can only be applied against the taxable income of Fuddruckers and a portion against the earnings of the Company's 63% owned subsidiary, Atlantic Restaurant Ventures, Inc. The
Company's effective tax rate on income was 12.5%, 35.7%, and 32.8% in 1996, 1995 and 1994, respectively. In 1996, the Company recorded a net tax benefit
of $1.6 million related  to  changes  in  management's   estimate  of  the
valuation allowance associated with its net operating loss carryforwards. Approximately $1.0 million of this benefit was offset by the impact of non-deductible merger costs. In 1995 and 1994, the targeted jobs credit was a significant factor in lowering the Company's effective tax rate.

Earnings Per Share

Primary earnings per share in 1996 decreased 93% due primarily to significantly lower earnings and a 47% increase in the weighted average number of outstanding shares resulting from additional shares issued in connection with the conversion of Preferred Stock and Notes. Primary earnings per share in 1995 increased 21% as compared to 1994 due principally to increased earnings and lower Preferred Stock dividends despite additional shares issued in connection with the conversion of outstanding Notes.

Fully diluted earnings per share in 1996 decreased 91% due to significantly lower earnings offset, in part, by a decrease in the weighted average number of outstanding shares principally related to the anti-dilutive effect of shares issued upon conversion of the Notes. Fully diluted earnings per share in 1995 increased 16% due to increased earnings, offset partially by an increase in the weighted average number of outstanding shares principally due to the granting of employee stock options. Lower fully diluted earnings per share, as compared to primary earnings per share, is due to the inclusion, in the computation of fully diluted earnings per share, the weighted average number of shares issuable upon conversion of the Preferred Stock and Notes. As such, there is no impact on fully diluted earnings per share upon conversion of Notes or Preferred Stock. Shares issuable upon conversion of the Notes or Preferred Stock are not included in the computation of primary earnings per share since such securities were not considered common stock equivalents at the time of issuance.

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

Fuddruckers' and Champps' sales have historically been higher in March, June, July and August, and lower in January, February, September and October, due primarily to dining habits of its guests and eating out trends of the general public.

Accounting Pronouncement Not Yet Adopted

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under the provisions of SFAS 123, effective for the fiscal year beginning June 30, 1996, the Company may either adopt the new fair value-based accounting method or continue the intrinsic value-based method for employee stock-based compensation and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS 123. The Company generally does not grant options to outsiders, accordingly, the adoption of SFAS 123 is not expected to have a material effect on the Company's consolidated net earnings or cash flows.

                        FINANCIAL CONDITION AND LIQUIDITY

Working capital amounted to $28.6 million at June 29, 1996, an increase of $16.0 million, as compared to working capital of $12.6 million at July 1, 1995. Cash and cash equivalents at June 29, 1996 aggregated $11.7 million, an increase of $1.2 million as compared to cash and cash equivalents of $10.5 million at July 1, 1995.

During June 1996, the Company amended its revolving line-of-credit agreement principally to increase the Company's borrowing capacity from $100 million to $150 million and extend the maturity date to June 30, 1999 (the "June Agreement"). At June 29, 1996, the Company was not in compliance with the debt service coverage, minimum tangible net worth and fixed charge coverage covenants contained in the June Agreement. On October 15, 1996, the Company obtained a waiver of noncompliance related to such covenants from its lenders and renegotiated certain terms and conditions of the June Agreement (the "October Agreement"), including (i) decreasing the Company's borrowing limit from $150 million to $125 million; (ii) changing the maturity date to October 1, 1997; (iii) increasing the interest rate on borrowings; (iv) restricting capital expenditures during the remaining term of the October Agreement; and
(v) the addition of financial covenants which are restrictive to the Company's business activities (see Note 5 to the Consolidated Financial Statements). At June 29, 1996, the Company had available borrowing capacity of approximately
$22 million under the October Agreement. The Company expects to incur approximately $450,000 of expenses associated with obtaining and negotiating the October Agreement.

In 1996, the Company also obtained $40 million of sale-leaseback financing for the contruction of up to 10 new Champps restaurants. At June 29, 1996, the entire $40 million sale-leaseback financing was available for use. Any unused commitment expires in December 1997. In 1995, the Company obtained $25 million of sale-leaseback financing for the construction of up to 20 new Fuddruckers restaurants. At June 29, 1996, approximately $11.8 million of the sale-leaseback financing was available for use. The Company does not expect to use the entire commitment provided under the sale-leaseback facilities.

Cash use for capital expenditures aggregated $65.6 million during 1996 and included leaseholds and equipment for the 26 new Fuddruckers and 6 new Champps restaurants opened in 1996, leaseholds and equipment for Fuddruckers and Champps restaurants currently under construction and scheduled to open during the first half of fiscal 1997, upgrades at existing at Fuddruckers and Champps restaurants, continued upgrading of data processing systems, and improvements made to facilities of foodservice clients.

The Company has kept its restaurants and foodservice locations in good condition and does not believe that significant capital expenditures will be required in the near future to maintain these properties.

During 1996, approximately $20.5 million of Notes were converted into Common Stock. All Notes have been converted as of June 29,1996.

The Company plans to open 7 new Fuddruckers and 9 new Champps restaurants in 1997, continue to the extent permitted by the October Agreement to make improvements at facilities of its foodservice clients and invest in improved data processing systems pursuant to the terms and conditions of its new credit agreement. Management believes that cash flows from operations, existing cash, sale-leaseback financing and available borrowings under its line-of-credit will provide sufficient liquidity to pay its liabilities in the normal course of business, fund capital expenditures and service debt requirements for the foreseeable future.

Subsequent to June 29, 1996, SMMSLP exercised its Put right pursuant to the provisions of the Put/Call Agreement entered into by SMMSLP and the Company on February 8, 1995 (see Notes 3 and 10 to the Consolidated Financial Statements). Accordingly, the Company is required to pay SMMSLP, for its 19.99% limited partnership interest in DRLP, a purchase price equal to $2.6 million plus SMMSLP's portion of any net undistributed earnings of DRLP.

Item 8.    Financial Statements and Supplementary Data.

The information required under this Item 8 is set forth on pages F-1 through F-24 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

Directors of the Registrant

There is incorporated in this Item 10 by reference that portion of the Company's definitive Proxy Statement relating to its Annual Meeting to be held on December 4, 1996, appearing therein under the captions "Election of Directors" and "Directors and Committees."

Executive Officers of the Registrant

Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until the regular meeting of the Board of Directors and until his successor is duly elected and qualified. The executive officers of the Company are as follows:


Name                          Age         Position

William H. Baumhauer          48          Chairman of the Board and
                                           Chief Executive Officer
Allen R. Maxwell              57          Director, President and
                                           Chief Operating Officer
Earl T. Benson                49          Executive Vice President,
                                           Chief Financial Officer and
                                           Treasurer
Charles W. Redepenning, Jr    40          Senior Vice President, General
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

Earl T. Benson has served as Executive Vice President and Chief Financial Officer and Treasurer of the Company since April 1996. From June, 1988 to April, 1996 he served as Senior Vice President and Chief Financial Officer of Ross Stores, Inc., a national off-price apparel retailer. He also served as Controller and Treasurer upon joining Ross Stores, Inc. in 1984.

Charles W. Redepenning, Jr. has served as Senior Vice President of the Company since January 1991 and as General Counsel and Secretary of the Company since November 1988. He also served as Vice President, General Counsel and Secretary of Fuddruckers in July 1987.

Item 11.   Executive Compensation.

There are incorporated in this Item 11 by reference those portions of the Company's definitive Proxy Statement relating to its Annual Meeting to be held on December 4, 1996, appearing therein under the caption "Executive Compensation."

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

There is incorporated in this Item 12 by reference that portion of the Company's definitive Proxy Statement relating to its Annual Meeting to be held on December 4, 1996, appearing therein under the caption "Principle Stockholders."

Item 13.   Certain Relationships And Related Transactions.

There are no items that are required to be disclosed pursuant to this item.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following are being filed as part of this Annual Report on Form 10-K.

A.   Financial Statements:

     Independent Auditors' Report

     Consolidated Balance Sheets - June 29, 1996 and July 1, 1995.

     Consolidated Statements of Income - Years ended June 29, 1996, July 1, 1995 and July 2, 1994.

     Consolidated Statements of Cash Flows - Years ended June 29, 1996, July 1, 1995, and July 2, 1994.

     Consolidated Statements of Stockholders' Equity - Years ended June 29, 1996, July 1, 1995, and July 2, 1994.

     Notes to Consolidated Financial Statements - Years ended June 29, 1996, July 1, 1995, and July 2, 1994.

B.   Financial Statement Schedules:

     There are no Financial Statement Schedules required to be filed. Information required by Article 12 of Regulation S-X with respect to Valuation and Qualifying Accounts has been included in the Notes to the Consolidated Financial Statements.

C.   Exhibits:

     2.1 Agreement and Plan of Merger among Champps Entertainment, Inc. ("Champps"), DAKA International, Inc. ("DAKA" or the "Company") and CEI Acquisition Corp., dated as of October 10, 1995, incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 33-65425) ("1996 DAKA Form S-4").

     2.2 Series D Convertible Preferred Stock and Warrant Purchase Agreement, dated as of January 12, 1996, by and among La Salsa Holding Co. and Casual Dining Ventures, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Series D Convertible Preferred Stock and Warrant Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

     2.3 Stock Purchase Agreement, dated as of March 18, 1996, by and among Casual Dining Ventures, Inc., the Company, Champps Development Group, Inc., Steven J. Wagenheim, Arthur E. Pew, III, PDS Financial Corporation, Douglas B. Tenpas and certain other stockholders of Americana Dining Corp. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Stock Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

     2.4 Asset Purchase Agreement, dated March 18, 1996, between Americana Dining Corp., as Seller, and New Brighton Ventures, Inc., as Buyer. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Asset Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

     2.5 Stock Purchase Agreement, dated as of March 29, 1996, by and among the Company, The Great Bagel and Coffee Franchising Corp., GBC Credit Company, Gemini Production Facility, Inc., The Great Bagel and Coffee Company, Mark C. Gordon, Brian H. Loeb, Jason R. Olivier, Michael F. Zerbib, Nicholas D. Zerbib, and Thierry E. Zerbib. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Stock Purchase
          Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

     2.6 Stock Purchase Agreement, dated as of March 31, 1996, by and among Casual Dining Ventures, Inc., the Company and Edgebrook, Inc. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules to the Stock Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementally a copy of any omitted Schedule to the Commission upon request.

     3.1  Certificate of Incorporation of the Company.

     3.2 By-laws of the Company, incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 33-24819) (the "1988 DAKA Form S-4")

     4.1 Certificate of Designation, Preferences and Rights of Preferred Stock by Resolution of the Board of Directors Providing for the Issue of 100,000 Shares of Preferred Stock Designated the Series A Preferred Stock, incorporated herein by reference to the Company's Registration Statement on Form S-2 (No. 33-57554) (the "DAKA Form S-2").

     4.2 Specimen Certificate for DAKA Common Stock, incorporated herein by reference to the 1988 DAKA Form S-4.

     10.1 Employment Agreement dated January 1, 1992 between DAKA and William H. Baumhauer, incorporated herein by reference to the DAKA Form S-2.

     10.2 Employment Agreement dated January 1, 1992 between DAKA and Allen R. Maxwell, incorporated herein by reference to the DAKA Form S-2.

     10.3 Employment Agreement dated October 10, 1995 by and among DAKA, Dean P. Vlahos and Champps, incorporated herein by reference to the Company's Current Report on Form 8-K, dated October 13, 1995.

     10.4 Amended and Restated Trust Agreement dated as of October 1, 1984 and the Second through Seventh Amendments thereto most recently dated September 15, 1990, relating to the Daka Thrift Plan, incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990.

     10.5 Incentive Stock Option Plan of DAKA, incorporated herein by reference to the 1988 DAKA Form S-4.

     10.6 Non-Qualified Stock Option Plan of DAKA, incorporated herein by reference to the 1988 DAKA Form S-4.

     10.7 Senior Executive Stock Option Plan of DAKA, incorporated herein by reference to the DAKA Form S-2.

     10.8 Primary Distribution  Agreement effective December 1, 1992 between the
          Registrant  and  Kraft  Foodservice,   Inc.,  incorporated  herein  by
          reference to the DAKA Form S-2.

     10.9 Preferred Stock Purchase Agreement dated as of October 23, 1991 and amended by Amendment No. 1 dated as of December 19, 1991, among the Registrant, First Capital Corporation of Chicago and Cross Creek Partners I, incorporated herein by reference to the Company's Current Report on Form 8-K dated January 17, 1992.

     10.10Registration  Agreement dated January 17, 1992,  among the Registrant,
          First Capital Corporation of Chicago and Cross Creek Partners I, incorporated herein by reference to the DAKA Form S-2.

     10.11Amended and Restated Credit Agreement dated April 29, 1994 between the
          Registrant and the Chase Manhattan Bank, N.A., as agent, and related notes and security agreements incorporated herein by reference to the DAKA Form S-2.

     10.12Americana  Dining Corp.  Stock Purchase  Agreement  (formerly  Champps
          Development Corporation) dated March 3, 1994, incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994.

     10.13Financing Commitment from Casual Dining Ventures, Inc., a wholly owned subsidiary of the Company, to Americana Dining Corp. (formerly Champps Development Corporation), incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994.

     10.14First  Amendment  Agreement  dated as of  December  30, 1994 among the
          Company and the Chase Manhattan Bank, N.A., incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

     10.15Business Transfer  Agreement by and between Daka Restaurants,  L.P. as
          Transferee and ServiceMaster Management Services L.P. as Transferor as of February 8, 1995, incorporated herein by reference to the Company's Current Report on Form 8-K dated February 23, 1995.

     10.16Limited  Partnership  Agreement  of  Daka  Restaurants,   L.P.  as  of
          February 8, 1995, incorporated herein by reference to the Company's Current Report on Form 8-K dated February 23, 1995.

     10.17Put and Call  Agreement  by and between the Company and  ServiceMaster
          Management Services L.P. as of February 8, 1995, incorporated herein by reference to the Company's Current Report on Form 8-K dated February 23, 1995.

     10.18Second  Amendment  Agreement  dated as of March  21,  1995  among  the
          Company and the Chase Manhattan Bank, N.A., incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1995.

     10.19Asset Purchase Agreement between Discus Corporation and certain of its subsidiaries as sellers and Fuddruckers, Inc. as buyer dated April 15, 1994, incorporated herein by reference to Company's Annual Report on Form 10-K for the fiscal year ended July 2, 1994.

     10.20Third Amended and Restated Registration Rights Agreement,  dated as of
          January 12, 1996, by and among La Salsa Holding Co., FMA High Yield Income L.P., WSIS Flexible Income Partners L.P., WSIS High Income L.P., Howdy S. Kabrins, La Salsa, Inc., Crown Associates III, L.P., Crown-Glynn Associates, L.P., Nueberger & Berman as Trustee for the Crown Trust, Theodore H. Ashford, Noro-Moseley Partners II, L.P., Seidler Salsa, L.P., Bankers Trust Company as Master Trustee for Hughes Aircraft Retirement Plans, Charles A. Lynch, Sienna Limited Partnership I, Sienna Limited Partnership II, Sienna Holdings, Inc., as Nominee, InterWest Partners IV, Donald Benjamin, Vicki Tanner, Ronald D. Weinstock, Inc., Frank Holdraker, and Casual Dining Ventures, Inc.

     10.21Fourth Amended and Restated  Restricted Stock  Agreement,  dated as of
          January 12, 1996, by and among La Salsa Holding Co., Howdy S. Kabrins, La Salsa, Inc., InterWest Partners IV, Sienna Holding, Inc., Sienna Limited Partnership I, Charles A. Lynch, Theodore H. Ashford, Crown Associates III, L.P., Crown-Glynn Associates, L.P., Nueberger & Berman as Trustee for The Crown Trust, Noro-Moseley Partners II, L.P., Seidler Salsa, L.P., Bankers Trust Company, as Master Trustee, for Hughes Aircraft Retirement Plans, FMA High Yield Income L.P., WSIS Flexible Income Partners L.P., WSIS High Yield Income L.P., Sienna Limited Partnership II, Donald Benjamin, Vicki Tanner, Ronald D. Weinstock, Inc., Frank Holdraker, and Casual Dining Ventures, Inc.

     10.22LaSalsa   Holding  Co.   Warrant  to  Purchase   Shares  of  Series  D
          Convertible Preferred Stock, dated as of January 12, 1996, issued to Casual Dining Ventures, Inc. by La Salsa Holding Co.

     10.23Second  Amended and Restated  Credit  Agreement,  dated as of June 25,
          1996, by and among the Company, Fuddruckers, Inc., Daka, Inc., Casual Dining Ventures, Inc., Atlantic Restaurant Ventures, Inc., Daka Restaurants, L.P., French Quarter Coffee Company, Americana Dining Corp., Champps Entertainment of Edison, Inc., Champps Entertainment of Texas, Inc., Champps Entertainment of Wayzata, Inc., Champps
          Entertainment, Inc., Specialty Concepts, Inc., The Chase Manhattan Bank, N.A., Fleet National Bank, Mellon Bank, N.A. and The First National Bank of Boston.

     10.24Severance, Non-Competition and Confidentiality Agreement, dated as of March 18, 1996, between Steven J. Wagenheim and Americana Dining Corp.

     10.25LaSalsa License Agreement, dated as of February 14, 1996, by and between La Salsa Franchise, Inc. and La Salsa Holding Co.

     11.1 Statement regarding computation of earnings per share for the Company.

     21.1 Subsidiaries of the Company.

     23.1 Consent of Deloitte & Touche LLP

     24.1 Powers of Attorney.


D.   Reports on Form 8-K

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



                                  DAKA INTERNATIONAL, INC.
                                  (Registrant)


                                  By:  /s/Earl T. Benson
                                  ----------------------
                                  Earl T. Benson
                                  Executive Vice President, Chief
                                  Financial Officer and Treasurer
                                  (Principal Financial and Principal
                                  Accounting Officer)

Date: October 15, 1996


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the date indicated.

Signature                                            Title

/s/William H. Baumhauer                     Chairman of the Board and
-----------------------                     Chief Executive Officer (Principal
William H. Baumhauer                        Executive Officer)


Allen R. Maxwell*                           Director, President and
                                            Chief Operating Officer

E. L. Cox*                                  Director

Dean P. Vlahos*                             Director

Joseph W. O'Donnell*                        Director

Erline Belton*                              Director

Alan D. Schwartz*                           Director


/s/Earl T. Benson                           Executive Vice President,
------------------------                    Chief Financial Officer
Earl T. Benson                              and Treasurer
                                            (Principal Financial and Principal
                                            Accounting Officer)

*By: /s/William H. Baumhauer                Date:  October 15, 1996
----------------------------
William H. Baumhauer
Attorney-In-Fact

                          INDEPENDENT AUDITORS' REPORT


                            DAKA International, Inc.:


We have audited the accompanying consolidated balance sheets of DAKA International, Inc. and its subsidiaries as of June 29, 1996 and July 1, 1995 and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended June 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company with Champps Entertainment, Inc. and the merger of the Company with The Great Bagel and Coffee Company which have each been accounted for as a pooling-of-interests as described in Note 2 to the consolidated financial statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DAKA International, Inc. and its subsidiaries as of June 29, 1996 and July 1, 1995 and the results of their operations and their cash flows for each of the three years in the period ended June 29, 1996, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
/s/Deloitte & Touche LLP

Boston, Massachusetts
September 6, 1996 (except for Note 5 as to which the date is October 15, 1996)

                            DAKA INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                      June 29,      July 1,
                                                        1996         1995
ASSETS:
Current assets:
 Cash and cash equivalents ......................... $ 11,708     $ 10,538
 Accounts receivable, net ..........................   36,699       30,039
 Inventories .......................................   10,119        9,460
 Prepaid expenses and other current assets .........    5,265        2,240
                                                        -----        -----
  Total current assets .............................   63,791       52,277
                                                       ------       ------
Property and equipment:
 Land .............................................. $ 10,587     $  8,751
 Buildings and leasehold improvements ..............   96,219       79,521
 Equipment .........................................   56,347       36,231
                                                       ------       ------
                                                      163,153      124,503
 Accumulated depreciation and amortization .........  (38,590)     (30,207)
                                                       ------       ------
  Property and equipment, net ......................  124,563       94,296
                                                      -------       ------

Investments in, and advances to, affiliates ........    5,000          511
Other assets, net ..................................   32,717       31,442
Deferred tax assets ................................    5,486        2,327
                                                        -----        -----
                                                     $231,557     $180,853
                                                     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable .................................. $ 17,772       20,407
 Accrued expenses ..................................   15,110       18,203
 Current portion of long-term debt .................    1,507          851
 Deferred tax liabilities ..........................      787          236
                                                       ------       ------
  Total current liabilities ........................   35,176       39,697
                                                       ------       ------

Long-term debt .....................................   98,355       70,178
Other long-term liabilities ........................   12,978        8,912
Minority interests .................................    2,181        3,012

Commitments and contingencies (Note 10)

Stockholders' equity:
 Preferred Stock, $.01 par value;
  $100 liquidation preference; 1,000,000
  shares authorized; 11,912 and 100,000
  shares issued and outstanding at June 29,
  1996 and July 1, 1995, respectively ..............      --             1

 Common Stock, $.01 par value; 30,000,000
  shares authorized; 11,120,900 and 6,995,429
  issued and outstanding at June 29, 1996
  and July 1, 1995, respectively ...................      111           70
 Capital in excess of par value ....................   71,907       49,039
 Retained earnings .................................   10,849        9,944
                                                       ------       ------
   Total stockholders' equity ......................   82,867       59,054
                                                       ------       ------
                                                     $231,557     $180,853
                                                     ========     ========


See notes to consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
         Fiscal Years Ended June 29, 1996, July 1, 1995 and July 2, 1994
                    (In thousands, except per share amounts)

                                                  1996         1995        1994
                                                  ----         ----        ----
Revenues:
 Sales .......................................  $ 391,546    $ 323,114    $ 246,142
 Management and other fees....................     13,278       11,723       11,004
                                                ---------    ---------    ---------
  Total.......................................    404,824      334,837      257,146
                                                ---------    ---------    ----------
Costs and expenses:
 Cost of sales and operating expenses .........   332,406      272,716      206,475
 Selling, general and administrative
  expenses ....................................    39,570       32,054       28,264
 Depreciation and amortization ................    18,492       11,690        8,473
 Impairment charges ...........................     5,711         --           --
 Merger costs .................................     2,900         --           --
 Interest expense .............................     5,894        4,344        2,883
 Interest income ..............................      (352)        (859)        (331)
                                                 ---------    ---------    ---------
   Total.......................................   404,621      319,945      245,764

Income before income taxes
 and minority interests .......................       203       14,892       11,382
Income tax expense ............................       129        5,317        3,697
Minority interests ............................      (831)          (8)          99
                                                ---------    ---------    ---------
Net income ....................................       905        9,583        7,586
Preferred Stock dividends .....................      --            400          800
                                                ---------    ---------    ---------
Income available for common stockholders ...... $     905    $   9,183    $   6,786
                                                =========    =========    =========

Earnings per share:
Primary:
 Income available for common stockholders ..... $    0.09    $    1.35    $    0.94

Fully diluted:
 Income available for common stockholders ..... $    0.09    $    0.96    $    0.83


See notes to consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        Fiscal Years Ended June 29, 1996, July 1, 1995 and July 2, 1994
                                 (In thousands)


                                                                                1996         1995       1994
                                                                                ----         ----       ----
Cash flows from operating activities:
Net income .................................................................. $    905    $  9,583    $  7,586
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization .............................................   18,492      11,690       8,473
  Impairment  charges .......................................................    5,711        --          --
  Deferred income taxes .....................................................   (2,608)     (1,954)        358
  Minority interests ........................................................     (831)         (8)         99

Change in assets and liabilities, net of acquisitions:
  Accounts receivable .......................................................   (5,724)      4,046      (9,412)
  Inventories ...............................................................     (679)       (161)       (632)
  Other assets ..............................................................  (10,786)     (5,037)      1,060
  Accounts payable and accrued expenses .....................................   (5,476)      1,165       2,244
  Other long-term liabilities ...............................................    4,066       5,697         968
                                                                              --------    --------    --------
    Net cash provided by operating activities ...............................    3,090      25,021      10,744
                                                                              --------    --------    --------
Cash flows from investing activities:
Purchase of property and equipment ..........................................  (64,512)    (41,085)    (15,233)
Proceeds from sale of property and equipment ................................      434       1,227         477
Investment in, and advances to affiliates ...................................   (5,000)       (120)        (79)
Cash paid for acquisitions, net of cash acquired
 of $0, $175 and $163, respectively .........................................     --       (11,954)    (19,259)
                                                                              --------    --------    --------
   Net cash used in investing activities ....................................  (69,078)    (51,932)    (34,094)
                                                                              --------    --------    --------

Cash flows from financing activities:
Borrowing under line-of-credit agreement ....................................   47,000      30,300      15,669
Repayments of long-term debt and deferred purchase price ....................   (1,354)    (12,077)     (2,575)
Proceeds from sale-leaseback facility .......................................   18,651       5,742        --
Cash proceeds from common stock issuances ...................................      --         --         8,788
Sale of Preferred Stock by subsidiary .......................................      --         --         1,103
Payment of Preferred Stock dividends ........................................      --         (400)       (800)
Payment of cash dividends ...................................................      --         --          (738)
Proceeds from exercise of stock options .....................................    2,100         801         247
Proceeds from exercise of warrants ..........................................      781        --          --
                                                                              --------    --------    --------
  Net cash provided by financing activities .................................   67,178      24,366      21,694
                                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents ........................    1,170      (2,545)     (1,656)

Cash and cash equivalents, beginning of year ................................   10,538      13,083      14,739
                                                                              --------    --------    --------
Cash and cash equivalents, end of year ...................................... $ 11,708    $ 10,538    $ 13,083
                                                                              ========    ========    ========

See notes to consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          Fiscal Years Ended June 29, 1996, July 1, 1995 and July 2, 1994
                    (Dollars in thousands, except share data)



                                Preferred Stock       Common Stock       Capital                      Total
                                Outstanding  Par    Outstanding  Par    In Excess     Retained     Stockholders'
                                  Shares    Value     Shares    Value    of Par       Earnings        Equity

Balance, June 26, 1993
(restated)                        100,000    $ 1     3,730,395  $ 37    $30,443       $ (3,977)      $ 26,504

Effect of Mergers                    -         -     1,678,000    17        878           (976)           (81)
                                  -------    ---    ----------  ----    -------       --------       --------
Balance, June 26, 1993
(as reported)                     100,000      1     5,408,395    54     31,321         (4,953)        26,423

Employee stock options
 exercised                           -         -       43,108      -        173             -             173
Exercise of warrants                 -         -         -         -         74             -              74
Sale of Common Stock                 -         -      822,236      8      8,780             -           8,788
Common Stock dividends               -         -         -         -        -           (1,072)        (1,072)
Preferred Stock dividends            -         -         -         -        -             (800)          (800)
Net income                           -         -         -         -        -            7,586          7,586
                                  -------    ---   ----------   ----    -------       --------       --------
Balance, July 2, 1994             100,000      1    6,273,739     62     40,348            761         41,172

Employee stock options
 exercised                           -         -       37,360      -        339              -            339
Exercise of warrants                 -         -         -         1        459              -            460
Shares issued upon conversion of
 certain Convertible
 Subordinated Notes, net             -         -      684,330      7      7,893              -          7,900
Preferred Stock dividends            -         -         -         -         -            (400)          (400)
Net income                           -         -         -         -         -           9,583          9,583
                                  -------    ---   ----------   ----    -------        -------        -------
Balance, July 1, 1995             100,000      1    6,995,429     70     49,039          9,944         59,054

Employee stock options
 exercised                           -         -      201,920      2      2,098              -          2,100
Exercise of warrants                 -         -         -         1        780              -            781
Tax benefits on exercise of
 stock options                       -         -         -         -        156              -            156
Shares issued upon conversion
 of certain Convertible
 Subordinated Notes, net             -         -     1,711,482     17    19,834              -         19,851
Shares issued upon conversion
 of certain Preferred Stock       (88,088)    (1)    1,957,521     19        -               -             18
Shares issued upon repurchase of
 ADC stock                           -         -       254,548      2        -               -              2
Net income                           -         -          -         -        -             905            905
                                  -------    ---    ----------    ----    -------      -------        -------
Balance, June 29, 1996             11,912    $ -    11,120,900    $111    $71,907      $10,489        $82,867
                                  =======    ===    ==========    ====    =======      =======        =======


See notes to consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Fiscal Years Ended June 29, 1996, July 1, 1995 and July 2, 1994
                (Dollars in thousands, except per share amounts)

1.       Summary of Significant Accounting Policies

Basis of Presentation and Business

The accompanying consolidated financial statements include the accounts of DAKA International, Inc. and its majority-controlled subsidiaries ("DAKA" or the "Company") including Daka, Inc. ("Daka"), Fuddruckers, Inc. ("Fuddruckers"), Champps Entertainment, Inc. ("CEI" or "Champps"), The Great Bagel and Coffee Company ("Great Bagel and Coffee") and Americana Dining Corp. ("ADC"). The accompanying consolidated financial statements have also been restated to reflect the business combinations accounted for as poolings-of-interest more fully described in Note 2. Significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a diversified restaurant company serving customers through a variety of channels. The Company's Fuddruckers and Champps subsidiaries serve customers in casual and upscale restaurant settings, respectively,
throughout  the United States and in Canada,  Mexico,   Australia,   Europe,
and the Middle East. The Company's subsidiary, Great Bagel and Coffee serves coffee, bagels and sandwich items in a cafe setting in western locations of the United States. Restaurant operations are conducted through company-owned and franchised stores. The Company's subsidiary, Daka, is a leading contract foodservice management corporation within the United States.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to June 30th. For purposes of these notes to the consolidated financial statements, the fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994 are referred to as 1996, 1995 and 1994, respectively. Fiscal 1996, 1995 and 1994 contain 52, 52 and 53 weeks, respectively.

Significant Estimates

In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives of its assets and recoverability such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and accruals for health insurance and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a material effect on the Company's consolidated financial position or the results of operation.

Concentration of Credit Risk

The Company extends credit to its foodservice clients and Fuddruckers' franchisees. The Company's foodservice clients are comprised primarily of schools and colleges, corporate offices, factories, health care facilities and governmental offices located in the United States.

The Company has an allowance for uncollectible accounts receivable of $465, $1,268 and $928 at June 29, 1996, July 1, 1995 and July 2, 1994, respectively. The Company recorded bad debt (credits) expense of $(177), $638 and $617 in 1996, 1995 and 1994, respectively, and had write-offs, net of recoveries associated with uncollectible accounts receivable, of $626, $298 and $180 in 1996, 1995 and 1994, respectively.

Inventories

Inventories consist of food and supplies and are stated at the lower of cost, determined using the first-in, first-out method, or market value. Inventories also include the initial cost of smallwares with replacements charged to expense when purchased.

The components of inventories are as follows:

                                           1996     1995

                       Food and liquor   $ 4,990  $ 5,042
                            Smallwares     3,410    2,906
                              Supplies     1,719    1,512
                                         -------  -------
                                         $10,119  $ 9,460
                                         =======  =======

Property and Equipment

Property and equipment is stated at cost and includes an allocation of the purchase price for assets acquired in connection with the purchase of certain restaurant and foodservice businesses and the cost associated with improvements made at facilities of its foodservice clients. The allocation of the purchase price is generally based upon independent appraisals of the assets acquired. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements, which include improvements made at client facilities, and assets capitalized pursuant to capital lease obligations are amortized over the shorter of the lease term, contract term or the estimated useful life. Useful lives range from 20 to 30 years for buildings and leasehold improvements and three to ten years for equipment.

Interest costs incurred during the construction of new, or the expansion and major remodeling of existing restaurants or foodservice facilities are capitalized as a component of the cost of the property. During 1996 and 1995, $725 and $362 of interest costs were capitalized, respectively. There were no interest costs capitalized during 1994.

Deferred Financing Costs

Costs associated with the sale of the 7% Convertible Subordinated Notes (the "Notes") (see Note 5), as well as costs incurred to obtain new financing, are included in other assets and are amortized over the lives of the related debt instruments which range from three to ten years. A pro rata portion of the net unamortized costs associated with the sale of the Notes is charged against capital in excess of par value as such Notes are converted into Common Stock.

Accrued Insurance Costs

The Company is self insured for workers' compensation, general liability and various other risks up to specified limits. In addition, the Company is self-insured up to certain limits for risks associated with the healthcare plan provided for its employees. Expenses associated with the workers' compensation and general liability programs are accrued based upon actuarial studies which determine the estimated amount required to cover incurred incidents.

Other Long-Term Liabilities

Other long-term liabilities are comprised of deferred royalty buydown payments, the liability under the long-term incentive compensation plan, deferred rent liabilities and management's estimate of the non-current portion of the liability related to the Company's workers' compensation and general
liability   self-insurance program.

Deferred Rent Assets and Liabilities

Deferred rent assets, included in other assets, represent the difference between the cost and the net proceeds received related to property sold pursuant to sale-leaseback agreements and are amortized on a straight-line basis over the initial term of the lease. For leases which contain rent escalations, the Company records the total rent payable during the lease term on a straight-line basis over the term of the lease. In addition, lease incentive payments received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction of rent expense.

Interest Rate Exchange Agreements

The Company has only limited involvement with derivative financial investments and does not use such instruments for trading purposes. Derivative financial instruments are used only to manage well-defined interest rate risks.
The Company has entered into interest rate exchange agreements (swaps), as a means of managing interest rate risk related to borrowings under the Company's revolving line-of-credit and capital lease facilities. Periodic cash payments either received or paid pursuant to interest rate swap agreements are accrued on a settlement basis and amortized as an adjustment to interest expense over the term of the agreement.

Revenue Recognition

In addition to recording sales, franchise and royalty fees from its restaurant operations, the Company records revenues from foodservice operations for sales made pursuant to profit and loss contracts (contracts where the Company assumes the risk of loss), and management fees derived from management fee contracts as earned. Sales and related costs of sales made to guests of foodservice clients pursuant to management fee contracts are not reflected in the Company's consolidated statements of income.

Franchising and Royalty Income

Franchise fees for new franchises are recognized as revenue when substantially all commitments and obligations have been fulfilled, which is generally upon commencement of operations by the franchisee. The Company also enters into development agreements granting franchisees the exclusive right to develop and operate Fuddruckers restaurants in certain territories in exchange for a development fee. Amounts received in connection with such development agreements are recognized as franchise fee revenues when received since the Company is not required to provide any future services and such fees are non-refundable. Franchisees entering into development agreements are also required to execute franchise agreements and pay the standard franchise fee which is sufficient to cover the Company's contractual obligations to the franchisee. To the extent that the Company provides services beyond its contractual obligation, the Company charges the franchisee a fee for such additional services. During 1996, 1995 and 1994, the Company recognized revenues of $3,417, $2,303 and $1,281, respectively, from development and franchise fees.

Royalty revenues from franchised restaurants are recognized as revenues when earned in accordance with the respective franchise agreement. Advance payments received in connection with royalty buydown agreements are deferred and recognized at the reduced royalty rate during the royalty buydown period specified in the agreements. The remaining balance of the advance payments is recognized on a straight-line basis over the remaining term of the agreement. During 1996, 1995 and 1994, the Company recognized revenues of $4,289,
$3,729 and $3,598, respectively, from royalties.

Preopening Expenses

Direct incremental preopening costs associated with the opening of new, or the expansion and major remodeling of existing restaurants or foodservice facilities are capitalized and amortized over twelve months. Unamortized preopening costs included in other assets amounted to $3,310 and $1,782 in 1996 and 1995, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying value for financial reporting purposes and the tax basis of assets and liabilities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded using the enacted tax rates expected to apply to taxable income in the years in which such differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities, resulting from a change in tax rates, is recognized as a component of income tax expense in the period that such change occurs. Targeted jobs tax credits and foreign tax credits are treated as a reduction of income tax expense in the year such credits are utilized.

Cash Flow Information

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

Cash payments for interest aggregated $5,119, $4,963 and $2,628 in 1996, 1995 and 1994, respectively.

Cash payments for income taxes aggregated $6,025, $5,767, and $4,022 in 1996, 1995 and 1994, respectively.

Capital lease obligations of $3,718, $2,326 and $1,674 were incurred when the Company entered into leases for new restaurant and office equipment in 1996, 1995 and 1994, respectively.

Significant other non-cash investing and financing transactions are as follows:

1996

 The Company issued 254,548 shares of DAKA Common Stock in exchange for each outstanding share of ADC common stock (see Note 3).

 The Company sold a restaurant with a book value of $1,306, in exchange for a $1,280 promissory note (see Note 3).

 The Company issued common stock upon the conversion of $20,538 of Notes, increasing Stockholders' Equity by $19,851, net of related unamortized deferred debt issue costs (see Note 5).

 The Company issued common stock upon the conversion of 88,088 shares, or $8,809, of Preferred Stock.


1995

 The Company sold three Fuddruckers restaurants, with an aggregate book value of $1,944, in exchange for various note receivables (see Note 3).

 The Company issued Common Stock upon the conversion of $8,212 of Notes, increasing Stockholders' Equity by $7,900, net of related unamortized referred debt issue costs.


1994

 The Company acquired a Fuddruckers restaurant in exchange for the forgiveness of a $1,005 promissory note.

 The Company forgave approximately $334 of a $1,072 promissory note from former CEI shareholders.

Earnings Per Share

Primary earnings per share are computed using the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding. In addition to the inclusion of common and common equivalent shares, the calculation of fully diluted earnings per share includes the shares issuable upon conversion of the Preferred Stock which amounted to approximately 264,700 and 2,222,200 shares in 1996 and 1995, respectively, and the shares issuable upon conversion of the Notes which amounted to approximately 1,711,500 in 1995. All Notes were converted by the third quarter of 1996 (see Note 6). Fully diluted earnings per share assumes that the Preferred Stock and Notes were converted into Common Stock as of the beginning of the fiscal year unless they are anti-dilutive and reflect the elimination of interest expense related to the Notes, net of the related income tax effect, and the elimination of dividends related to the Preferred Stock. The shares issuable pursuant to the contingent warrant held by the holders of the Preferred Stock are not included in the calculation of fully diluted earnings per share since the issuance of such shares is contingent upon the redemption of the Preferred Stock by the Company.

During 1996 a portion of the Preferred Stock and the balance of the Notes were converted into Common Stock by the holders of such securities. Had these conversions taken place at the beginning of 1996, primary earnings per share for 1996 would have been $0.08.

 The weighted average number of shares used in the computation of per share amounts for 1996, 1995 and 1994 are as follows:

                          1996             1995              1994
                          ----             ----              ----
    Primary ..........  9,970,748        6,790,534         6,081,750
    Fully diluted .... 10,534,929       11,228,339        10,728,068


 Impairment of Long-Lived Assets

 In March 1995, the Financial  Accounting  Standards  Board ("FASB") issued
 SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires the Company to evaluate the carrying value of long-lived assets including equipment and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Under SFAS No.
 121, an assessment is made to determine if the sum of the expected future undiscounted cash flows from the use of the assets and eventual disposition is less than the carrying value. If the sum of the expected undiscounted cash flows is less than the carrying value, an impairment loss is recognized by measuring the excess of carrying value over fair value (generally estimated by projected future discounted cash flows from the applicable operation or independent appraisal). In the third quarter of 1996, the Company adopted the provisions of SFAS No. 121 which resulted in a noncash pretax charge of approximately $5,711. The provision includes charges for impairments to the carrying value of certain restaurant and foodservice contract assets, reacquired franchise rights, investments and certain other assets.

 Accounting Pronouncements Not Yet Adopted

 In October 1995, the FASB issued SFAS No.  123  -  "Accounting   for  Stock-
 Based Compensation". SFAS No. 123 establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under the provisions of No. SFAS 123, effective for the fiscal year beginning June 30, 1996, the Company may either adopt the new fair value-based accounting method or continue the intrinsic value-based method for employee stock-based compensation and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS No. 123. The Company generally does not grant options to outsiders, accordingly, the adoption of SFAS 123 is not expected to have a material effect on the Company's consolidated net earnings or cash flows.

 2.  Merger  with  Champps  Entertainment,  Inc.  and The Great Bagel and Coffee
 Company

 On February 21, 1996, CEI Acquisition Corp., a wholly-owned subsidiary of DAKA, merged with and into Champps whereupon Champps became a wholly-owned subsidiary of DAKA pursuant to an Agreement and Plan of Merger dated October 10, 1995 (the "Merger Agreement"). Under the terms of the Merger Agreement, the Champps common-stock holders exchanged their holdings in Champps' common stock for 2,181,722 shares of DAKA common stock valued at approximately $49,634 on the merger date. On April 3, 1996, the Company merged with The Great Bagel and Coffee Company ("Great Bagel and Coffee") whereby the Company exchanged 339,236 shares of DAKA common stock valued at approximately $8,566 for all outstanding shares of Great Bagel and Coffee common stock (collectively the "Mergers" and the "Merged Companies").

 The Mergers  have each  been  accounted  for  as  poolings-of-interests   and,
 accordingly, the consolidated financial statements have been restated to include the accounts of Champps and Great Bagel and Coffee for all periods presented.

 In connection with the Mergers, in 1996 the Company recorded a charge for merger costs of $2,900. Included in these costs are legal, investment banking and professional fees associated with the transaction, costs associated with combining the operations of previously separate companies and instituting certain operational efficiencies.

     The  following   presents  the  operations  of  the  previously  separate
companies prior to the consummation of the Mergers:

                            1996              1995               1994
                            ----              ----               ----
Revenues:
DAKA ....................$ 388,320 (4)    $ 320,605 (1)      $ 249,795 (1)
CEI .....................   14,253 (2)       12,470              6,849
Great Bagel and Coffee ..    2,251 (3)        1,762                502
                         ---------        ---------          ---------
                         $ 404,824        $ 334,837          $ 257,146
                         =========        =========          =========
Net income (loss):
DAKA ....................$     811 (4)    $   9,116 (1)      $   6,902 (1)
CEI .....................     (109)(2)          209                620
Great Bagel and Coffee ..      203 (3)          258                 64
                         ---------        ---------          ---------
                         $     905        $   9,583          $   7,586
                         =========        =========          =========

 (1) As previously reported

 (2) For the  six-month  period ended  December 31, 1995

 (3) For the nine  months  ended  March 31,  1996

 (4) Includes the results of operations of CEI and Great Bagel and Coffee subsequent to December 31, 1995 and March 31, 1996, respectively.

 Transactions between DAKA and the Merged Companies prior to the Mergers were not significant. The Company has not recorded an adjustment to conform the accounting policies of the Merged companies to DAKA's, as such policies were generally comparable.

 3. Acquisition and Disposition Transactions

 Business transactions accounted for using the purchase method of accounting, present the results of operations and cash flows of the acquired business from the date of acquisition in the Company's consolidated financial statements. The following presents the business acquisitions accounted for as purchases and dispositions occurring during the three-year period ended June 29, 1996:

 1994 Transactions

  On March 29, 1994, the Company acquired a 50% ownership interest in ADC, a newly formed Company which then acquired two Champps restaurants located in Minnesota for a purchase price of $2,800 plus 100,000 shares of ADC Common Stock. In addition, the Company invested $2,800 in ADC in the form of Preferred Stock. The terms of the Preferred Stock provided for an 8% dividend, payable quarterly, mandatory redemption in March 1997 and allowed the Company to convert the Preferred Stock into Common Stock at any time at an initial conversion price of $6 per share. In addition, the Preferred Stock has voting privileges as if converted to Common Stock, giving the Company 57% voting control of ADC; accordingly, ADC has been included in the Company's consolidated financial statement (see 1996 Transactions).

 On June 7, 1994, Fuddruckers acquired the assets, operations and certain working capital items of nine Fuddruckers restaurants located in Minnesota, Nebraska and Missouri from a franchisee. The purchase price of $6,273 was paid in cash at the closing. Also, during fiscal 1994, in a series of transactions, Fuddruckers and a majority-owned subsidiary acquired three Fuddruckers restaurants and the remaining 50% interest in two restaurants from its joint venture partners. The total purchase price for these five restaurants was $2,382 and consisted of a combination of cash and offsets of notes receivable from the sellers.

 1995 Transactions

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

 On February 8, 1995, Daka acquired an 80.01% general partnership interest in a newly formed limited partnership, Daka Restaurants, L.P. ("DRLP"), in exchange for cash of $10,085. Simultaneously, DRLP acquired substantially all of the assets and foodservice contracts comprising the educational and corporate foodservice business of ServiceMaster Management Services L.P. ("SMMSLP") for a purchase price of approximately $21,117, $10,250 for the foodservice contracts and fixed assets and $10,867 for the working capital assets. The purchase price was comprised of a cash payment of $10,085, the assumption of $806 of liabilities, a deferred payment of $10,226 due on August 8, 1995, and the issuance of a 19.99% limited partnership interest in DRLP to SMMSLP. The deferred payment was paid by DRLP on June 13, 1995 at a discount of $94. In addition, the Company and SMMSLP entered into a Put/Call Agreement related to SMMSLP's limited partnership interest in DRLP which was exercised by SMMSLP subsequent to June 29, 1996 (see Note 10).

  Also during 1995, the Company sold, at book value which approximated fair market value, three Fuddruckers restaurants located in the Kansas City and Omaha markets for a purchase price of $1,300 substantially all of which is payable in the form of notes receivable collateralized by all of the assets of the restaurants sold.

 1996 Transactions

 On March 31, 1996, the Company entered into separate Stock Purchase Agreements (the "Stock Agreements") with two stockholders of ADC (the "Selling Stockholders") to acquire the 43% voting interest in ADC not held by the Company. Pursuant to the terms of the Stock Agreements, the Company issued 254,548 shares of DAKA common stock valued at $6,427 in exchange for the outstanding shares of ADC common stock. Based upon an independent valuation, the fair market value of the 43% voting interest acquired approximated the consideration given by the Company.

 On March 31, 1996, the Company sold one of the restaurants to a Selling Stockholder of ADC in exchange for a $1,280 promissory note collateralized by the assets of the restaurant. Interest accrues at the rate of 8.5% per annum and is payable in monthly installments. The note matures on March 31, 2003, at which time the outstanding balance, $1,180, will be due. Based on an independent valuation obtained by the Company, the book value of the restaurant assets sold approximated their fair market value at March 31, 1996.

 The following pro forma results of operations assume that the 1996 purchase transactions described above occurred at the beginning of 1996, 1995 and 1994. In addition to combining the historical results of operations, the pro forma amounts shown include adjustments for the estimated effect of depreciation, amortization and interest expense associated with such transactions.

 The pro forma information below does not purport to be indicative of the results of operations that would have actually been achieved if the transactions described above had actually been consummated as of the beginning of 1996, 1995 and 1994. In addition, the pro forma information below does not purport to be indicative of the results of operations which may be achieved in the future.

                                                         (Unaudited)
                                                  1996       1995       1994
                                                  ----       ----       ----
Revenues ..................................... $ 404,824   $382,727   $ 366,706
Net income ................................... $     692   $ 10,231   $   8,450
Net income available for
 common stockholders ......................... $     692   $  9,831   $   7,650

Earnings per share:
Primary ...................................... $    0.07   $   1.40   $    1.21
Fully diluted ................................ $    0.06   $   0.99   $    0.89

 4. Investments

In January 1996, the Company acquired a 16.7% equity interest in the form of convertible redeemable preferred stock (the "Preferred Stock") in La Salsa Holding Co. ("La Salsa"), a franchisor and operator of La Salsa Mexican restaurants for approximately $5,000. Each share of Preferred Stock may be converted into La Salsa's Class D Common Stock at $1.50 per share and is redeemable at face value in installments beginning on March 3, 2000. In addition, the Company received warrants to acquire, within 18 months, shares of convertible redeemable preferred stock representing an additional 13.3% equity interest for approximately $7,100. In addition, the Company entered into a 10-year license agreement with La Salsa to operate La Salsa outlets within certain existing Fuddruckers restaurants whereby the Company will pay a franchise fee, royalty payments equal to 5% of La Salsa gross sales, certain training costs and marketing fund fees for each outlet opened. The Company's investment in La Salsa is accounted for under the cost method of accounting.

On March 24, 1994, the Company acquired a 49% interest in Innovative Dining Management, Inc. ("IDM"), a newly formed contract foodservice management company, in exchange for $10 in cash. The Company invested $70 in 1994, an additional $70 in 1995 in the form of Preferred Stock and advanced $50 to IDM in exchange for a long-term note collateralized by all of the assets of IDM. In addition, on December 31, 1994, Daka sold one of its educational foodservice contracts and related assets to IDM at book value in exchange for a note receivable of $329. In the third quarter of 1996, the Company wrote off its investment in and note receivable from IDM in connection with the initial adoption of SFAS 121 (see Note 1).

 5. Long-Term Debt

The components of long-term debt are as follows:

                                      1996            1995
                                      ----            ----
Borrowings under
 revolving line-of-credit            $ 92,969       $ 45,969
Convertible Subordinated Notes          --           20,538
Notes payable                            747            546
Capital lease obligations              6,146          3,976
 (see Note 10)                       -------        -------
                                      99,862         71,029
Less current portion                  (1,507)          (851)
                                     -------        -------
                                    $ 98,355       $ 70,178
                                    ========       ========

 During 1996, the Company amended its revolving line-of-credit agreements
 (the "Amended" and the "June Agreement", collectively the "1996 Agreements") principally to increase the Company's borrowing limit from $75,000 to $150,000, extend the maturity date to June 30, 1999 and amend certain loan covenants.
 The terms of the 1996 Agreements provided the Company with the option of borrowing on a variable basis at either the bank's base rate, defined as the higher of the Federal Funds Rate plus .25% or the bank's prime rate, (8.25%
 at June 29, 1996) or on a fixed basis at LIBOR, plus a margin of between .5% and 1.75% (6.56% at June 29, 1996) subject to prospective adjustment if the Company achieved pre-defined levels of debt to consolidated earnings before interest and income taxes. At June 29, 1996, approximately $89,000 of outstanding borrowings had fixed rates expiring through the first quarter of 1997. The Company is charged a commitment fee of .25% per annum on the unused portion of the line-of-credit. The agreement is collateralized by all of the assets of the Company and its wholly-owned subsidiaries and contains various covenants which, among other things, require a minimum level of interest coverage, tangible assets and tangible net worth. The terms of the agreement prohibit the payment of dividends with respect to the Company's Common Stock. Borrowing capacity under the revolving line-of-credit is reduced by any outstanding letters of credit issued by the Company.

 At June 29, 1996, the Company was not in compliance with its debt service coverage, minimum tangible net worth and fixed charge coverage covenants. On October 15, 1996, the Company obtained a waiver of noncompliance related to such covenants from its lenders. The Company also renegotiated certain terms and conditions of the 1996 Agreements (the "October Agreement"), decreasing the Company's borrowing limit from $150 million to $125 million (reduced by $20 million on June 30, 1997), changing the maturity date to October 1, 1997, restricting restaurant expansion and capital expenditures, and amending certain loan covenants. Borrowing rates were increased to a 3% margin and a 1.75% margin on fixed basis and variable basis borrowings, respectively, and the commitment fee increased to .50% per annum on the unused portion. Costs associated with obtaining and negotiating the Company's October Agreement are expected to approximate $450. At June 29, 1996, the Company has available borrowings under the October Agreement of approximately $22 million.

 In December 1995, the Company entered into an interest rate swap agreement whereby $3,500 of notional principal amount under a certain financing facility will bear interest at 6.57%. The interest rate swap agreement is effective July 1, 1996 and expires September 1, 2000. The Company also entered into an interest rate swap agreement in August 1995 whereby, effective September 21, 1995, $30,000 of notional principal amount under the Company's revolving line-of-credit agreement will bear interest at 5.96% plus a margin determined in accordance with the terms of the line-of-credit agreement, which effectively sets the interest rate at 7.5%. The swap agreement expires on September 22, 1997. The Company recorded additional interest expense during 1996 totaling approximately $62, pursuant to the swap agreement rate.

 During 1993, the Company sold $28,750 of 7% Convertible Subordinated Notes ("Notes"). The Notes were scheduled to mature on March 15, 2003 and required semi-annual payments of interest on March 15 and September 15 and were convertible into Common Stock at the option of the Holder, at any time prior to maturity or redemption, at a conversion price of $12 per share, subject to adjustment in certain instances. The Company was permitted to redeem the Notes, in whole or in part, at any time after March 26, 1996. During 1996, $20,484 of Notes were converted into Common Stock by the Holders of such Notes. In connection with the conversion, the Company increased Stockholders' Equity by $19,851, net of related unamortized deferred debt issue costs. Subsequent to the conversion, the Company redeemed the remaining outstanding Notes. The conversion and redemption had no effect on fully diluted earnings per share since the shares issuable per conversion of the Notes were included in the calculation of fully diluted earnings per share.

 Notes payable include several notes bearing interest ranging from 6% to 11%, require monthly or quarterly payments of principal and interest and mature at various times ranging from July 1996 to July 2002.

 Maturities of long-term debt, including capital lease obligations, are as follows:

                  1997 ..................  $ 1,507
                  1998 ..................   94,474
                  1999 ..................    1,565
                  2000 ..................    1,300
                  2001 ..................      991
                  Thereafter ............       25
                                           -------
                                           $99,862
                                           =======

 6. Convertible Preferred Stock

 In January 1992, the Company sold, for $10,000 in cash, 100,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"), which may be redeemed, in whole or in part, at any time at the Company's option. The
 Preferred Stock is convertible at any time into a number of shares of Common Stock to be determined by multiplying the number of shares of Preferred Stock to be converted by $100 and dividing the result by a specified conversion price. The initial conversion price of $4.50 per share would result in the issuance upon conversion of 2,222,222 shares of Common Stock. The terms of the Preferred Stock require that the Company pay dividends semi-annually at the rate of 8% per annum, provided however, that no such dividends will be payable if for at least 30 trading days during the previous six-month period the per share price of the Common Stock attains certain minimum levels. The minimum levels were not attained during each of the three six-month periods ended December 30, 1994 resulting in the payment of $800 and $400 in dividends for fiscal 1994 and fiscal 1995, respectively. The minimum levels were attained in periods subsequent to December 31, 1994 and accordingly, no dividends were required to be paid.. During the six-month period June 29, 1996, the 30 day minimum per share price of the Common Stock was $20.00, and increases at the rate of approximately 10% every six months thereafter until June 30, 2000. In addition, initial Holders of the Preferred Stock were issued contingent warrants to purchase 2,222,222 shares of Common Stock at $4.50 per share. The contingent warrants expire on January 30, 2002 and may be exercised in whole or in part only upon redemption of the Preferred Stock by the Company.

 During 1996, Holders of 88,088 shares of the Preferred Stock converted such shares into 1,957,521 shares of Common Stock resulting in the expiration of 1,957,521 contingent warrants. The conversion had no effect upon fully diluted earnings per share as these shares were included in the calculation of fully diluted earnings per share. The Holders of the Preferred Stock were entitled to elect two directors of the Company, so long as more than 50% of the Preferred Stock originally issued remained outstanding, and one director so long as 25% of the Preferred Stock originally issued remained outstanding. In addition, the Holders of the Preferred Stock were entitled to vote on all matters submitted to the Company's Stockholders for a vote. Each share of Preferred Stock is entitled to one vote for each share of Common Stock issuable upon conversion of the Preferred Stock at the time the vote is taken. Upon any liquidation of the Company, the Holders of Preferred Stock are entitled to be paid an amount equal to $100 per share plus accrued and unpaid dividends before any payment to the Holders of Common Stock. Additionally, any sale or issuance of Common Stock by the Company or its Stockholders which results in another person owning more than 50% of the Common Stock is an event of default which reduces the conversion price then in effect by 50%.

 The terms of the Preferred Stock Certificate of Designation require the Company to comply with certain conditions. In the event of the Company's failure to pay dividends, redeem the Preferred Stock when required, achieve a specified market price for the Common Stock during 1997-1999, voluntary bankruptcy or insolvency, the Certificate of Designation provides for a reduction in the conversion price of the Preferred Stock of up to 40%, an additional 2% added to the annual dividend rate, and in the event of voluntary bankruptcy, immediate redemption and the right to elect an additional director who would be entitled to cast a number of votes equal to the sum of the number of votes entitled to be cast by all other directors plus one, depending on the nature of the event of noncompliance.

 7. Other Assets

 The components of other assets are as follows:

                                             1996        1995
                                             ----        ----

          Goodwill ....................... $ 23,698    $ 23,548
          Other ..........................   17,791      13,056
                                           --------    --------
                                             41,489      36,604
          Less accumulated amortization ..   (8,772)     (5,162)
                                           --------    --------
                                           $ 32,717    $ 31,442
                                           ========    ========

 8. Accrued Expenses

 The components of accrued expenses are as follows:

                                               1996      1995
                                               ----      ----

       Salaries, wages and related taxes ... $ 6,596   $ 6,195
       Taxes ...............................   2,394     2,787
       Insurance ...........................   2,111     3,096
       Other ...............................   4,009     6,125
                                             -------   -------
                                             $15,110   $18,203
                                             =======   =======

 9. Income Taxes

 In 1994, the Company changed its method of accounting for income taxes by adopting SFAS No. 109 - "Accounting for Income Taxes". Prior to 1994, the Company accounted for income taxes pursuant to SFAS No. 96, "Accounting for Income Taxes". The Company elected to record the effect of adopting
 SFAS No. 109 in 1994's consolidated financial statements rather than by restating prior years' consolidated financial statements. The adoption of SFAS No. 109 had no material impact on net income and earnings per share.

Income tax expense is comprised of the following:


                                                1996       1995      1994
                                                ----       ----      ----
  Income before extraordinary gain:
   Currently payable:
    Federal ................................. $ 2,025    $ 5,403   $ 2,312
    State ...................................     712      1,868     1,027
                                              -------    -------   -------
                                                2,737      7,271     3,339
                                              -------    -------   -------
    Deferred income tax (benefit) expense ...  (2,608)    (1,954)      358
                                              -------    -------   -------
    Income tax expense ...................... $   129    $ 5,317   $ 3,697
                                              =======    =======   =======


Deferred  tax  assets and  liabilities  are  comprised  of the  following:

                                                       Asset
                                                    (Liability)
                                                  1996      1995
  Current:
   Inventories                                 $   (368)  $  (284)
   Accrued expenses                                 528       566
   Prepaid expenses                              (1,429)   (1,091)
   Net operating loss carryforwards                 327       342
   Other                                            155       231
                                                -------   -------
                                                   (787)     (236)
                                                -------   -------

  Noncurrent:
   Net operating loss carryforwards               2,820     2,760
   Impairment charges                             1,766       --
   Depreciation and amortization                   (272)      263
   Deferred income                                  194       255
   Accrued expenses                               2,205     1,909
   Less valuation allowance                      (1,227)   (2,860)
                                                -------   -------
                                                  5,486     2,327
                                                -------   -------
                                                $ 4,699   $ 2,091
                                                =======   =======

The following is a reconciliation of income taxes at the federal statutory rate to the Company's income tax expense:

                                                    1996      1995      1994
                                                    ----      ----      ----
Income taxes computed at statutory
  federal income tax rates                      $   352     $ 5,215    $ 3,949
Non-deductible merger costs                         986         --         --
Non-deductible goodwill amortization                406         --         --
State income taxes, net of federal tax benefit      318         949        773
Net operating loss carryforwards                    --          --        (408)
Reduction of valuation allowance                 (1,633)       (171)      (320)
Income tax credits                                  --         (414)      (723)
Other, net                                          300        (262)       426
                                                -------     -------    -------
Income tax expense                              $   129     $ 5,317    $ 3,697
                                                -------     -------    -------
Effective tax rate                                 12.5%       35.7%      32.8%
                                                =======     =======    =======

As of June 29, 1996, the Company had federal net operating loss carryforwards of approximately $9,250 expiring at various dates through 2011. Approximately
$6,500 of the losses are related to Fuddruckers and $2,750 are related to Fuddruckers' 63% owned subsidiary, Atlantic Restaurant Ventures, Inc. ("ARVI"). Fuddruckers' net operating loss carryforwards are limited in use to $922 annually and can only be used to offset taxable income of Fuddruckers. ARVI's net operating loss carryforwards can only be used to offset taxable income of ARVI, of which $1,550 of the $2,750, is limited in use to $129 annually. In 1995 and 1994, the Company provided a valuation allowance for the tax benefit of Fuddruckers' and ARVI's net operating loss carryforwards not expected to be utilized in the succeeding year based on historical operating results and other available evidence. In 1996, as a result of changes to the realization estimate of Fuddruckers' net operating loss carryforwards, the Company reversed the valuation allowance relating to Fuddruckers' net operating loss carryforwards and reported an income tax benefit of $1,935. This tax benefit was offset, in part, by a $302 increase in the valuation allowance related to ARVI. During 1995,the valuation allowance was reduced by $342 relating to the net operating losses expected to be utilized by Fuddruckers in 1996. This decrease in the valuation allowance was offset, in part, by a $171 increase resulting from net operating loss incurred by ARVI in 1995.

10. Commitments and Contingencies

Leases

The Company has entered into lease agreements for certain restaurant facilities and office space. The fixed terms of the leases range up to 20 years and, in general, contain multiple renewal options for various periods ranging from 5 to 25 years. Certain leases contain provisions which require additional payments based on sales performance and the payment of common area maintenance charges and real estate taxes. In addition, the Company's foodservice contracts, which may be canceled by either party upon 30 to 90 days notice provide for the payment of various forms of rent. Finally, the Company also leases certain restaurant and computer equipment under operating leases which expire at various dates through June, 2001.

In October 1995, Fuddruckers obtained a commitment for a $25,000 sale-leaseback financing facility from Franchise Finance Corporation of America ("FFCA"). Pursuant to the terms of the facility, Fuddruckers will sell and lease back from FFCA up to 20 Fuddruckers restaurants to be constructed, in which Fuddruckers has an ownership interest in the real estate and will pay a commitment fee of 1.5% of the sale price of each property sold to FFCA. The sale price is limited to the lesser of 80% of the fair market value of the property or $1,250. The unused commitment, if any, expires on October 31, 1996. The leases provide for a fixed minimum rent plus additional rent based on a percentage of sales and provide for an initial lease term of 20 years with two 5-year renewal options exercisable at the option of Fuddruckers. The terms and conditions of the sale-leaseback are such that they do not meet the criteria for treatment as capital leases under SFAS No. 13 - "Accounting For Leases. As of June
29, 1996, 11 Fuddruckers restaurants have been sold to FFCA and approximately $11.8 million of the commitment was available for use.
The Company is currently negotiating future financing commitments with FFCA.

In December 1995, CEI obtained a commitment for a $40,000 development and sale-leaseback financing facility from AEI Fund Management, Inc. ("AEI"). Pursuant to the terms of the agreement, CEI will sell and lease back from AEI Champps restaurants to be constructed, in which CEI has an ownership interest in the real estate and will pay a commitment fee of 1% of the sale price of each property sold to AEI. The purchase price will be equal to the total project cost of the property, as defined in the agreement, not to exceed its appraised value (the "Purchase Price"). The unused commitment, if any, expires on December 6, 1997. The leases, to be guaranteed by DAKA, provide for a fixed minimum rent based on a percentage of the respective property's Purchase Price, subject to subsequent CPI-based increases. The leases also provide for an initial term of 20 years with two 5-year renewal options exercisable at the option of CEI. The terms and conditions of the sale-leaseback are such that they do not meet the criteria for treatment as capital leases under SFAS No. 13. As of June 29, 1996 no Champps restaurants have been sold to AEI.

In December 1995, the Company obtained a $3,500 capital lease facility from Chase Equipment Leasing, Inc. ("Chase"). The lease provides for fifty-one consecutive monthly rental payments, based on the total of all progress payments made by Chase, commencing on or before July 1, 1996. Interest accrues at the LIBOR rate plus 1%. As of June 29, 1996, there were no borrowings under this facility.

In January, 1996, CEI obtained a $5,000 capital lease facility from a third party lender to fund the cost of certain restaurant, audio/visual and point of sale equipment related to new restaurant construction. The lease facility has a five-year term and an implicit interest rate of 10.2%. As of June 29, 1996, approximately $4,000 of the lease facility commitment was available for use.

Total rent expense including payments made pursuant to foodservice contracts in 1996, 1995 and 1994 amounted to $27,240, $22,058 and $17,696, respectively.
Total contingent rentals included in rent expense amounted to $4,889, $3,165 and $1,262, respectively.

Included in property and equipment in 1996, 1995 and 1994 are $6,213, $4,841 and $1,413, respectively, of equipment held pursuant to capital lease arrangements. The related accumulated amortization was $1,413, $770 and $555, respectively. Capital lease additions for equipment totaled $3,718, $2,326 and $1,674, in 1996, 1995 and 1994, respectively.

Future minimum lease payments pursuant to leases with noncancelable lease terms in excess of one year during each of the next five years and thereafter are as follows:

  Years                                               Operating        Capital
  Ending                                               Leases          Leases

   1997 ............................................. $ 16,965        $  1,743
   1998 .............................................   16,703           1,661
   1999 .............................................   15,876           1,651
   2000 .............................................   15,085           1,279
   2001 .............................................   14,825             633
   Thereafter .......................................  101,482              63
                                                      --------        --------
   Total future minimum lease payments .............. $180,936           7,030
                                                      ========        ========
   Less amount representing interest ................                     (884)
                                                                      --------
   Present value of future minimum lease payments ...                 $  6,146
                                                                      ========

Put/Call Agreements

On October 22, 1993, Fuddruckers entered into an agreement with a partnership affiliated with the president of a majority-owned subsidiary of Fuddruckers pursuant to which the partnership has agreed to purchase substantially all shares of common stock of the subsidiary not currently owned by Fuddruckers. The partnership also invested $1,100 in shares of the subsidiary's preferred stock. Additionally, Fuddruckers and the partnership entered into a Put/Call Agreement whereby Fuddruckers has an option to purchase and the partnership has the right to require Fuddruckers to purchase all the common and preferred stock of the subsidiary owned by the partnership for a purchase price of $5,400 plus a premium based on the subsidiary's future financial performance. The put/call option is exercisable by either Fuddruckers or the partnership between March 15, 1999 and February 15, 2000. On the date of the Put/Call Agreement the fair market value of the subsidiary's common stock plus the redemption value of the preferred stock was greater than the present value of the put/call price of $5,400 based upon an independent valuation of the common stock obtained by the Company from an investment banking firm. Similarly, at June 29, 1996, based upon an independent valuation, the value of the common and preferred stock was in excess of the present value of the put/call price.

In connection with the acquisition by DRLP, the Company and SMMSLP entered into a Put/Call Agreement whereby SMMSLP is permitted to require the Company to purchase its limited partnership interest in DRLP anytime during the ten-year term of the partnership for a purchase price equal to $2,600 plus SMMSLP's portion of any net undistributed earnings of DRLP. In addition, the Company is permitted to require SMMSLP to sell its limited partnership interest to the Company at any time after February 8, 2000 for a purchase price of 120% of the sum of (i) $2,600 and (ii) SMMSLP's portion of any net undistributed earnings of DRLP. On July 13, 1996, SMMSLP exercised its Put right pursuant to the provisions of the Put/Call Agreement.

Purchase Commitments

In July 1995, the Company entered into a five year Exclusive Coffee Manufacturing Agreement (the "Coffee Agreement") with a third party supplier of ground and whole bean coffees, including flavored and gourmet coffee products. Purchase prices to be paid by the Company are based on commodity market exchange prices. At June 29, 1996, the Company's commitment under the Coffee Agreement is approximately $11,883.

Litigation

In certain circumstances, where management and legal counsel believe that a loss has been incurred, the Company has recorded an estimate of such loss. The Company is also engaged in various other legal actions arising in the ordinary course of business which, in the judgment of management based upon consultation with legal counsel, the Company has adequate legal defenses or insurance coverage with respect to these actions or believes that the ultimate outcome will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

11. Stock Options and Employee Benefit Plans

Stock Options

The Company has an Incentive Stock Option Plan, a Non-Qualified Stock Option Plan and two senior executive stock option plans (the "Plans"). The Plans provide for the granting of options to purchase an aggregate of 1,250,000 shares of Common Stock. As of June 29, 1996, there were 71,530 shares reserved for issuance under the Plans.

Under the Plans, options may be granted for a term of up to ten years to eligible employees at an exercise price equal to the fair market value of the Common Stock on the date of the grant. At June 29, 1996, 539,146 options to purchase shares of Common Stock under the Plans were exercisable. The activity related to all stock options issued under the Plans referred to above is summarized as follows:

                                         Number of    Exercise Price
                                          Shares         Per Share
                                          ------         ---------

Outstanding, June 26, 1993                299,985     $ 2.50 - 11.75

Options granted                           268,378       9.88
Options exercised                         (43,108)      2.50 - 11.75
Options canceled                           (6,125)      2.50 - 11.75
                                         --------
Outstanding, July 2, 1994                 519,130       2.50 - 11.75
                                         ========

Options granted                           154,905      12.88 - 17.37
Options exercised                         (37,360)      2.50 - 12.88
Options canceled                          (22,020)      2.50 - 11.75
                                         --------
Outstanding, July 1, 1995                 614,655       2.50 - 17.37
                                         ========

Options granted                           530,635      11.05 - 35.94
Options exercised                        (201,920)      2.50 - 28.63
Options canceled                          (53,180)      2.50 - 28.63
                                         --------
Outstanding, June 29, 1996                890,190       2.50 - 35.94
                                         ========

Employee Benefit Plans

The Company sponsors a 401(k) retirement plan for the benefit of its nonunion Associates. The Plan enables Associates to contribute up to 15% of their annual compensation. The Company makes discretionary contributions to the Plan. The Company contributed $305, $375 and $0 to the Plan in 1996, 1995 and 1994, respectively.

Effective July 3, 1994, the Company implemented a long-term incentive compensation plan for its Chief Executive Officer whereby a portion of the increase in the market value of the Company's Common Stock over predefined amounts, is payable in either cash or stock at the option of the Company. Amounts payable under the plan vest on June 30, 1997. At June 29, 1996, $1,221 had been accrued representing a pro rata portion of the amount expected to be payable under the plan based on the market value of the Company's Common Stock on June 29, 1996. During 1995, the Company's Board of Directors and stockholders approved the Equity Incentive Plan for its senior management whereby stock options will be issued at not less than fair market value and will vest three years from the grant date. The Company granted approximately 300,000 options under this plan in 1996. There were no options granted under this plan during 1995.

12. Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. The following methods and assumptions were used to estimate the fair value of the Company's financial instruments for which it was practicable to estimate that value:

     Current Assets and Liabilities - The carrying amount of cash, trade receivables, trade accounts payable and accrued expenses approximates fair value because of the short maturity of these instruments.

     Notes Receivable - The carrying value of notes receivable approximates fair value and were estimated based on discounted cash flows expected to be received using interest rates at which similar loans are made to borrowers
     with similar  credit ratings, or if the  loan  is  collateral   dependent,
     management's estimate of the fair value of the collateral.

     Long-term Debt - The fair values of each of the Company's long-term debt instruments approximates the carrying values since the interest rates are generally floating or fixed for a period of short duration and are based on prevailing market rates.

     Interest Rate Swaps - The fair value of interest rate swaps is the amount at which they could be settled based on estimates obtained from dealers. The amount required to settle outstanding interest rate swaps at June 29, 1996 and July 1, 1995 was approximately $60 and $4, respectively.

13. Segment Information

Income from foodservice, restaurant and franchising operations have been determined applying the accounting policies in Note 1. Revenue and costs as shown below are directly related to each business and do not include an allocation of corporate expenses, non-operating income, interest expense and income taxes. There are no sales among the Company's three businesses. The table below presents certain financial information for the Company's contract foodservice, Fuddruckers and Champps businesses, for 1996, 1995 and 1994:

                                                                         1996        1995         1994
                                                                         ----        ----         ----
  Total Revenues:
    Sales from profit and loss contracts ...........................  $ 218,361    $ 193,154    $ 150,839
    Management and other fees ......................................      6,148        5,715        6,132
    Restaurant sales - Fuddruckers .................................    131,592      110,703       87,030
    Franchising income - Fuddruckers ...............................      6,575        5,372        4,318
    Restaurant sales - Champps .....................................     41,593       19,257        8,273
    Franchising income - Champps ...................................        555          636          554
                                                                      ---------    ---------    ---------
      Total revenues ...............................................  $ 404,824    $ 334,837    $ 257,146
                                                                      =========    =========    =========
  Foodservice:
    Sales from profit and loss contracts ...........................  $ 218,361    $ 193,154    $ 150,839
    Operating expenses:
     Labor costs ...................................................     74,554       65,481       51,814
     Product costs .................................................     78,666       69,964       53,199
     Other operating expenses ......................................     33,137       30,581       23,274
     Depreciation and amortization .................................      5,665        4,509        3,398
     Impairment charges ............................................      3,198         --           --
     Merger costs ..................................................        300         --           --
                                                                      ---------    ---------    ---------
    Income from profit and loss contracts ..........................     22,841       22,619       19,154
    Management and other fees ......................................      6,148        5,715        6,132
                                                                      ---------    ---------    ---------
    Income from foodservice operations .............................     28,989       28,334       25,286
                                                                      ---------    ---------    ---------
  Fuddruckers:
    Sales from restaurant operations ...............................    131,592      110,703       87,030
    Operating expenses:
     Labor costs ...................................................     38,137       31,889       25,034
     Product costs .................................................     37,146       30,785       24,209
     Other operating expenses ......................................     35,582       28,504       22,358
     Depreciation and amortization .................................      7,953        5,273        4,029
     Impairment charges ............................................      2,450         --           --
                                                                      ---------    ---------    ---------
    Income from restaurant operations ..............................     10,324       14,252       11,400
    Franchising income .............................................      6,575        5,372        4,318
                                                                      ---------    ---------    ---------
    Income from restaurant and franchising operations ..............     16,899       19,624       15,718
                                                                      ---------    ---------    ---------

                                                                         1996        1994         1995
                                                                         ----        ----         ----

     Champps:
      Sales from restaurant operations .............................     41,593      19,257       8,273
      Operating expenses:
       Labor costs .................................................     13,797       5,971       2,600
       Product costs ...............................................     11,981       5,590       2,318
       Other operating expenses ....................................      9,406       3,951       1,669
       Depreciation and amortization ...............................      3,596       1,056         277
       Impairment charges ..........................................         63        --          --
       Merger costs ................................................      2,600        --          --
                                                                       --------    --------    --------
      Income from restaurant operations ............................        150       2,689       1,409
      Franchising income ...........................................        555         636         554
                                                                       --------    --------    --------
      Income from restaurant and franchising operations ............        705       3,325       1,963
                                                                       --------    --------    --------
      Income from operations before selling,
      general and administrative expenses ..........................     46,593      51,283      42,967

      Selling, general and administrative expenses (1) .............     40,848      32,906      29,033
                                                                       --------    --------    --------

      Operating income .............................................      5,745      18,377      13,934

      Interest expense .............................................      5,874       4,344       2,883
      Interest income ..............................................       (352)       (859)       (331)
      Income before income taxes and minority interests ............        203      14,892      11,382
      Income tax expense ...........................................        129       5,317       3,697
      Minority interests ...........................................       (831)         (8)         99
                                                                       --------    --------    --------
      Net income ...................................................   $    905    $  9,583    $  7,586
                                                                       ========    ========    ========


(1) Selling, general and administrative expenses include depreciation expense on corporate assets of $1,278, $852 and $769 in 1996, 1995 and 1994, respectively.

Corporate assets include cash and cash equivalents, computer equipment and deferred income taxes. The following table presents certain balance sheet information for the Company's foodservice, Fuddruckers and Champps subsidiaries:

                                  1996            1995            1994
                                  ----            ----            ----
Foodservice:
 Total assets                  $ 80,844        $ 74,703        $ 49,376
 Capital expenditures             7,530           6,684           6,263

Fuddruckers:
 Total assets                   104,177          83,834          62,178
 Capital expenditures            41,231          29,011           8,941

Champps:
 Total assets                   27,387           15,729          13,183
 Capital expenditures           13,771            5,309             671

Corporate:
 Total assets                   19,149            6,587           4,242
 Capital expenditures            5,698            2,407           1,032

15. Quarterly Results (Unaudited)

The following unaudited quarterly financial data should be read in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Results of Operations and Financial
Condition:

                                                First      Second       Third       Fourth
                                               Quarter     Quarter     Quarter      Quarter      Total
1996:
Revenues ................................... $  93,514   $ 108,191   $ 103,214    $  99,905    $ 404,824
Gross profit ...............................    14,323      17,177       4,389       10,704       46,593
Income (loss) before income taxes
 and minoritt interests.....................     3,662       5,996      (7,621)      (1,834)         203
Net income (loss) ..........................     2,255       3,816      (5,528)         362          905

Net income:
  Primary ..................................      0.27        0.38       (0.56)        0.03         0.09
  Fully diluted ............................      0.22        0.35       (0.56)        0.03         0.09

1995:
Revenues ................................... $  67,102    $ 81,007    $ 90,145     $ 96,583    $ 334,837
Gross profit ...............................    10,814      13,070      13,089       14,310       51,283
Income before income taxes .................     2,631       4,231       3,735        4,295       14,892
Net income .................................     1,697       2,796       2,384        2,706        9,583

Net income:
  Primary ..................................      0.26        0.37        0.35         0.38         1.35
  Fully diluted ............................      0.18        0.28        0.24         0.26         0.96


Certain amounts related to the third quarter of 1996 have been reclassified to reflect further analysis performed by the Company to the amount provided as of March 30, 1996, related to the adoption of SFAS No. 121 and the write-down of reacquired franchise rights, investments and other assets. Such reclassifications have the effect of reducing the amounts reported as "impairment and other charges" as of March 30, 1996 by approximately $2,250 and increasing the amount reported as "cost of sales and operating expenses" by approximately $2,250. The reclassifications had no effect on the reported gross profit, income before income taxes and minority interests, net income or primary and fully diluted earnings per share for the quarter ended
March 30, 1996.