Form 10-Q
period 1996-09-28
DAKA INTERNATIONAL INC
filed 1996-11-12
CIK 840826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 28, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of Common Stock, $.01 par value, outstanding at November 7, 1996: 11,129,058.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements
                            DAKA INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                                                           September 28,      June 29,
                                                                                               1996             1996
                                                                                             --------         --------
    ASSETS:
    Current assets:
       Cash and cash equivalents ..........................................................   $ 19,969        $ 11,708
       Accounts receivable, net ...........................................................     41,678          36,699
       Inventories ........................................................................     11,657          10,119
       Prepaid expenses and other current assets ..........................................      6,701           5,265
                                                                                              --------        --------
         Total current assets .............................................................     80,005          63,791

                                                                                              --------        --------
    Property and equipment, net ...........................................................    126,738         124,563
    Investments in, and advances to, affiliates ...........................................      5,000           5,000
    Other assets, net .....................................................................     32,046          32,717
    Deferred income taxes .................................................................      5,486           5,486
                                                                                              --------        --------

                                                                                              $249,275        $231,557
                                                                                              ========        ========
    LIABILITIES AND STOCKHOLDERS' EQUITY:
    Current liabilities:
       Accounts payable ...................................................................   $ 25,388        $ 17,772
       Accrued expenses ...................................................................     13,848          15,110
       Current portion of long-term debt ..................................................      1,267           1,507
       Deferred income taxes ..............................................................        787             787
                                                                                              --------        --------
         Total current liabilities ........................................................     41,290          35,176
                                                                                              --------        --------

    Long-term debt ........................................................................    114,831          98,355
    Other long-term liabilities ...........................................................     12,489          12,978
    Minority interests ....................................................................      2,155           2,181

    Commitments and contingencies (Note 3)
    Stockholders' equity:
    Series A Preferred Stock, $.01 par value; $100 liquidation preference; 1,000,000 shares authorized ; 11,912 shares issued and outstanding at
       September  28, 1996 and June 29, 1996, respectively ................................       --         --
    Common Stock, $.01 par value; 30,000,000 shares authorized; 11,125,920 and 11,120,900 shares issued and outstanding at September 28, 1996
       and June 29, 1996, respectively ....................................................        111             111
    Capital in excess of par value ........................................................     71,966          71,907
    Retained earnings .....................................................................      6,433          10,849
                                                                                              --------        --------
       Total stockholders' equity .........................................................     78,510          82,867
                                                                                              --------        --------
                                                                                              $249,275        $231,557
                                                                                              ========        ========


See notes to unaudited condensed consolidated financial statements

                            DAKA INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               Three Months Ended September 28, 1996 and September
                                    30, 1995
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                              1996        1995
                                                                                             ------      ------
        Revenues:
          Sales .........................................................................   $ 90,220    $ 90,250
          Management and other fees .....................................................      2,317       3,233
                                                                                            --------    --------
                                                                                              92,537      93,483
                                                                                            --------    --------
        Costs and expenses:
          Cost of sales and operating expenses ..........................................     81,147      75,455
          Selling, general and administrative expenses ..................................     10,870       9,130
          Depreciation and amortization .................................................      5,485       4,001
          Interest expense ..............................................................      1,968       1,339
          Interest income ...............................................................       (113)       (104)
                                                                                            --------    --------
                                                                                              99,357      89,821
                                                                                            --------    --------
        Income (loss) before income taxes and minority interests.........................     (6,820)      3,662
        Income tax expense (benefit) ....................................................     (2,378)      1,380
        Minority interests ..............................................................        (26)         27
                                                                                            --------    --------
        Net income (loss) ...............................................................   $ (4,416)   $  2,255
                                                                                            ========    ========

        Earnings (loss)  per share:
          Primary .......................................................................   $  (0.40)   $   0.27
          Fully diluted .................................................................   $  (0.40)   $   0.22




See notes to unaudited condensed consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three Months Ended September 28, 1996 and September
                                    30, 1995
                                 (In thousands)
                                   (Unaudited)

                                                                                                1996        1995
                                                                                               ------      ------
       Cash flows from operating activities:
       Net income (loss) ..................................................................   $ (4,416)   $  2,255
       Adjustments to reconcile net income (loss) to net cash provided by
          (used in) operating activities:
            Depreciation and amortization .................................................      5,485       4,001
            Minority interests ............................................................        (26)         27
       Change in assets and liabilities:
            Accounts receivable ...........................................................     (4,979)     (8,945)
            Inventories ...................................................................     (1,538)     (1,876)
            Other assets ..................................................................     (2,404)     (2,098)
            Accounts payable and accrued expenses .........................................      6,354       3,757
            Other long-term liabilities ...................................................       (489)        776
                                                                                              --------    --------

              Net cash used in operating activities .......................................     (2,013)     (2,103)
                                                                                              --------    --------
       Cash flows from investing activities:
       Purchase of property and equipment .................................................    (10,956)    (13,835)
       Proceeds from sale of property and equipment .......................................       --            43
       Investments in and advances to affiliates ..........................................       --           (16)
                                                                                              --------    --------

          Net cash used in investing activities ...........................................    (10,956)    (13,808)
                                                                                              --------    --------

       Cash flows from financing activities:
       Borrowings under line-of-credit ....................................................     15,800      10,600
       Other long-term borrowings .........................................................       --         1,600
       Repayment of long-term debt ........................................................       (690)       (495)
       Proceeds from sale-leaseback facility ..............................................      6,061       5,850
       Other, net .........................................................................         59         455
                                                                                              --------    --------
          Net cash provided by financing activities .......................................     21,230      18,010
                                                                                              --------    --------

       Net increase in cash and cash equivalents ..........................................      8,261       2,099

       Cash and cash equivalents, beginning of period .....................................     11,708      10,538
                                                                                              --------    --------    -------
       Cash and cash equivalents, end of period ...........................................   $ 19,969    $ 12,637
                                                                                              ========    ========

       Supplemental cash flow disclosures: Cash paid for (received from):
       Interest ...........................................................................   $  1,817    $  1,736
       Income taxes .......................................................................   $ (1,423)   $  1,920


The Company acquired equipment by entering into capital leases in the amount of $1,126 and $271 during 1996 and 1995, respectively.

See notes to unaudited condensed consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
              STATEMENTS Three Months Ended September 28, 1996 and
                               September 30, 1995
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation and Business

The accompanying unaudited condensed consolidated financial statements include the accounts of DAKA International, Inc. and its majority-controlled subsidiaries ("DAKA" or the "Company") including Daka, Inc. ("Daka"), Fuddruckers, Inc. ("Fuddruckers"), Champps Entertainment, Inc. ("CEI" or "Champps"), The Great Bagel and Coffee Company ("Great Bagel and Coffee") and Americana Dining Corp. ("ADC"). The accompanying September 30, 1995 unaudited condensed consolidated financial statements have also been restated to reflect the business combinations accounted for as poolings-of-interests more fully described in Note 2. Significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a diversified restaurant company serving customers through a variety of channels. The Company's Fuddruckers and Champps subsidiaries operate in casual and upscale restaurant settings, respectively, throughout the United States and in Canada, Australia, Europe and the Middle East. The Company's Great Bagel and Coffee subsidiary serves coffee, bagels and sandwich items in a cafe setting in western locations of the United States. Restaurant operations are conducted through company-owned and franchised stores. The Company's Daka subsidiary is a leading contract foodservice management corporation throughout the United States.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996. The unaudited consolidated results of operations for the three months ended September 28, 1996 and September 30, 1995 are not necessarily indicative of the results that could be expected for a full year.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to June 30. For purposes of these notes to the consolidated financial statements, the three months ended September 28, 1996 and September 30, 1995 are referred to as 1996 and 1995, respectively.

Classifications

Certain   reclassifications  have  been  made  to  the  prior  year's  financial statements in order to conform to the 1996 presentation. Such reclassifications had no effect on previously reported results of operations.

Significant Estimates

In the process of preparing its financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and accruals for health insurance and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and while actual results could differ from those estimates management does not believe that any change in those assumptions in the near term would have a material effect on the Company's financial position or the results of operations.

Earnings (Loss) Per Share

Primary earnings (loss) per share are computed using the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding. In addition to the inclusion of common and common equivalent shares, the calculation of fully diluted earnings (loss) per share includes the shares issuable upon conversion of the Preferred Stock which amounted to approximately 2,222,200 shares in 1995 and the shares issuable upon conversion of the 7% Convertible Subordinated Notes (the "Notes") which amounted to 1,291,666 in 1995. All Notes were converted by the third quarter of fiscal 1996. Fully diluted earnings (loss) per share assumes that the Preferred Stock and Notes were converted into Common Stock as of the beginning of the fiscal year, unless they are anti-dilutive, and reflect the elimination of interest expense related to the Notes, net of the related income tax effect, and the elimination of dividends related to the Preferred Stock.

The weighted average number of shares used in the computation of earnings per share for 1996 and 1995 are as follows:

                                                1996             1995
                                               ------           ------
Primary .................................... 11,124,014        8,374,658
Fully Diluted .............................. 11,124,014       11,342,878


2.  Merger  with  Champps  Entertainment,  Inc.  and The Great  Bagel and Coffee
    Company

In February 1996, CEI Acquisition, Corp., a wholly-owned subsidiary of DAKA, merged with Champps whereupon Champps became a wholly-owned subsidiary of DAKA. In April 1996, the Company also merged with The Great Bagel and Coffee Company ("Great Bagel and Coffee") whereupon Great Bagel and Coffee became a wholly-owned subsidiary of DAKA (collectively the "Mergers").

The Mergers have been accounted for as poolings-of-interests and, accordingly, the condensed financial statements have been restated to include the accounts of Champps and Great Bagel and Coffee for all periods presented.

3.  Commitments and Contingencies

Leases

In October 1995, Fuddruckers obtained a commitment for a $25,000 sale-leaseback financing facility from Franchise Finance Corporation of America ("FFCA"). Pursuant to the terms of the facility, Fuddruckers will sell and lease back from FFCA up to 20 Fuddruckers restaurants to be constructed, in which Fuddruckers has an ownership interest in the real estate and will pay a commitment fee of 1.5% of the sale price of each property sold to FFCA. The sale price is limited to the lesser of 80% of the fair market value of the property or $1,250. The unused commitment expired on October 31, 1996. The leases provide for a fixed minimum rent plus additional rent based on a percentage of sales and provide for an initial lease term of 20 years with two 5-year renewal options exercisable at the option of Fuddruckers. The terms and conditions of the sale-leaseback are such that they do not meet the criteria for treatment as capital leases under Statement of Financial Accounting Standards ("SFAS") No. 13 - "Accounting for Leases." As of September 28, 1996, 14 Fuddruckers restaurants have been sold to FFCA. The Company is currently negotiating a $15 million future financing commitment with FFCA.

In December 1995, CEI obtained a commitment for a $40,000 development and sale-leaseback financing facility from AEI Fund Management, Inc. ("AEI"). Pursuant to the terms of the agreement, CEI will sell and lease back from AEI Champps restaurants to be constructed, in which CEI has an ownership interest in the real estate and will pay a commitment fee of 1% of the sale price of each property sold to AEI. The purchase price will be equal to the total project cost of the property, as defined in the agreement, not to exceed its appraised value (the "Purchase Price"). The unused commitment, if any, expires on December 6, 1997. The leases, to be guaranteed by DAKA, provide for a fixed minimum rent based on a percentage of the respective property's Purchase Price, subject to subsequent CPI-based increases. The leases also provide for an initial term of 20 years with two 5-year renewal options exercisable at the option of CEI. The terms and conditions of the sale-leaseback are such that they do not meet the criteria for treatment as capital leases under SFAS No. 13. As of September 28, 1996 no Champps restaurants have been sold to AEI.

Put/Call Agreement

In fiscal 1995, Daka, through a newly formed 80.01% owned limited partnership, Daka Restaurants, L.P. ("DRLP"), acquired certain educational foodservice and corporate dining contracts from ServiceMaster Management Services L.P. ("SMMSLP").

In connection with the acquisition by DRLP, the Company and SMMSLP entered into a Put/Call Agreement whereby SMMSLP is permitted to require the Company to purchase its 19.99% limited partnership interest in DRLP anytime during the ten-year term of the partnership for a purchase price equal to $2,600, adjusted for SMMSLP's portion of any net undistributed earnings/losses of DRLP. On July 13, 1996, SMMSLP exercised its Put right pursuant to the provisions of the Put/Call Agreement. Subsequent to September 28, 1996, the Company has paid approximately $2,500 to SMMSLP for its 19.99% limited partnership interest in DRLP.

Litigation

In certain circumstances, where management and legal counsel believe that a loss has been incurred, the Company has recorded an estimate of such loss. On October 18, 1996, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts on behalf of persons who acquired the Company's stock between October 30, 1995 and September 9, 1996 (Venturino et al. V. DAKA International, Inc. And William H. Baumhauer, Civil Action No. 96-12109-GAO). The complaint alleges violations of federal and state securities laws by, among other things, allegedly misrepresenting and/or omitting material information concerning the results and prospects of Fuddruckers during that period and seeks compensatory damages and reasonable costs and expenses, including counsel fees. Due to the timing of the filing of this lawsuit, management of the Company and outside counsel have not yet determined the possible effect, if any, of an adverse outcome to the Company's financial condition, results of operations or liquidity.

The Company is also engaged in various other legal actions arising in the ordinary course of business which, in the judgment of management based upon consultation with legal counsel, the Company has adequate legal defenses or insurance coverage with respect to these other legal actions or believes that the ultimate outcome will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Letters of Credit

As of September 28, 1996, the Company has approximately $5 million of outstanding letters of credit. The outstanding letters of credit reduce the Company's borrowing capacity under its line-of-credit agreement.

4.       Long-Term Debt

On October 15, 1996, the Company renegotiated certain terms and conditions of its credit agreement (the "October Agreement"), decreasing the Company's borrowing limit from $150 million to $125 million (further reduced by $20 million on June 30, 1997), changing the maturity date to October 1, 1997, restricting restaurant expansion and capital expenditures and amending certain loan covenants. Borrowing rates were increased to a 3% margin and a 1.75% margin on fixed basis and variable basis borrowings, respectively, and the commitment fee increased to .50% per annum on the unused portion. At September 28, 1996, the Company has available borrowings under the October Agreement of approximately $11.2 million.

During 1995, $5,038 of Notes were converted into Common Stock by the Holders of such Notes. In connection with the conversion, the Company increased Stockholders' Equity by $4,859 net of related unamortized deferred debt issue costs, in 1995. All remaining Notes were converted by the third quarter of fiscal 1996. The conversion and redemption had no effect on fully diluted earnings per share since the shares issuable per conversion of the Notes were included in the calculation of fully diluted earnings per share.

5.   Segment Information

The Company operates in the contract foodservice management and restaurant industries. The table below presents selected results of operations for the Company's businesses for the three months ended September 28, 1996 and September 30, 1995.

                                                                              1996               1995
                                                                             ------             ------
Revenues:
   Sales from profit and loss contracts ...................................$ 40,649           $ 48,838
   Management and other fees ..............................................     953              1,070
   Restaurant sales - Fuddruckers .........................................  34,945             33,528
   Franchising income - Fuddruckers .......................................     907              1,972
   Restaurant sales - Champps .............................................  13,480              7,293
   Franchising income - Champps ...........................................     117                107
   Unit sales - Specialty Concepts ........................................   1,146                591
   Franchising income - Specialty Concepts ................................     340                 84
                                                                           --------           --------
   Total revenues .........................................................  92,537             93,483
                                                                           ========           =========

Foodservice:
   Sales from profit and loss contracts ...................................  40,649             48,838
   Operating expenses:
     Labor costs ..........................................................  14,750             16,634
     Product costs ........................................................  15,133             17,216
     Other operating expenses .............................................   6,766              7,617
     Depreciation and amortization ........................................   1,298              1,289
                                                                           --------           --------
   Income from profit and loss contracts ..................................   2,702              6,082
   Management and other fees ..............................................     953              1,070
                                                                           --------           --------
   Income from foodservice operations .....................................   3,655              7,152
                                                                           --------           --------

Fuddruckers:
   Sales from restaurant operations .......................................  34,945             33,528
   Operating expenses:
     Labor costs ..........................................................  10,829              9,264
     Product costs ........................................................   9,925              9,291
     Other operating expenses .............................................  10,777              8,946
     Depreciation and amortization ........................................   2,311              1,887
                                                                           --------           --------
   Income from restaurant operations ......................................   1,103              4,140
   Franchising income .....................................................     907              1,972
                                                                           --------           --------
   Income from restaurant and franchising operations ......................   2,010              6,112
                                                                           --------           --------

                                                                              1996               1995
                                                                             ------             ------
Champps:
   Sales from restaurant operations .......................................  13,480              7,293
   Operating expenses:
     Labor costs ..........................................................   4,562              2,254
     Product costs ........................................................   3,980              2,064
     Other operating expenses .............................................   3,174              1,707
     Depreciation and amortization ........................................   1,230                539
                                                                           --------           --------
   Income from restaurant operations ......................................     534                729
    Franchising income ....................................................     117                107
                                                                           --------           --------
    Income from restaurant and franchising operations .....................     651                836
                                                                           --------           --------

Specialty Concepts:
   Sales from unit operations .............................................   1,146                591
   Operating expenses:
      Labor costs .........................................................     490                130
      Product costs .......................................................     430                258
      Other operating expenses ............................................     331                 74
      Depreciation and amortization .......................................     118                 21
                                                                           --------           --------
   Income (loss)  from unit operations ....................................    (223)               108
   Franchising income .....................................................     340                 84
                                                                           --------           --------
   Income from unit and franchising operations ............................     117                192
                                                                           --------           --------

Income from operations before selling, general
   and administrative expenses ............................................   6,433             14,292

Selling, general and administrative expenses (1):
   Foodservice ............................................................   2,093              2,283
   Fuddruckers ............................................................   3,084              2,835
   Champps ................................................................   1,030                755
   Specialty Concepts .....................................................     625                 70
   Corporate ..............................................................   4,566              3,452
                                                                           --------           --------
     Total ................................................................  11,398              9,395

Operating income (loss) ...................................................  (4,965)             4,897

Interest expense ..........................................................   1,968              1,339
Interest income ...........................................................    (113)              (104)
                                                                           --------           --------
Income (loss) before income taxes and minority interests...................  (6,820)             3,662
Income tax expense (benefit) ..............................................  (2,378)             1,380
Minority interests ........................................................     (26)                27
                                                                           --------           --------
Net income (loss) .........................................................$ (4,416)          $  2,255
                                                                           ========           ========

(1) Selling, general and administrative expenses include depreciation expense of $528 and $265 in 1996 and 1995, respectively.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                              RESULTS OF OPERATIONS

Certain Factors Affecting Future Operating Results

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors which may cause such a difference include among the following: the impact of increased competition in the bidding process for foodservice contracts against competitors with significant financial resources and market share; the exercise by foodservice clients of their right to terminate contracts which typically provide for termination upon 30 to 60 days notice; the impact of increasing competition in the casual and upscale casual dining segment of the restaurant industry; changes in general economic conditions which impact consumer spending for restaurant occasions; adverse weather conditions, competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants; increases in the cost of product, labor and other resources necessary to operate both the restaurants and the foodservice facilities; unforeseen difficulties in integrating acquired businesses; the amount and rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support operations; the availability and terms of financing for the Company and any changes to that financing; the revaluation of any of the Company's assets (and related expenses); and the amount of, and any changes to, tax rates.

Summary

The Company recorded a loss for the quarter ended September 28, 1996 of $4.4 million on revenues of $92.5 million as compared to net income of $2.3 million on revenues of $93.5 million for the quarter ended September 30, 1995. Operating results reflect higher corporate selling, general and administrative expenses, a lower contract retention rate in the foodservice segment and lower comparable restaurant sales in the Fuddruckers segment. The results of the prior year first quarter are restated to reflect the Company's merger with Champps Entertainment, Inc. and The Great Bagel and Coffee Company in fiscal 1996 which were accounted for as poolings-of-interests. Fully diluted loss per share of $(0.40) for the quarter, compared to fully diluted earnings per share of $0.22 for the comparable quarter of last year, primarily reflects the significant decrease in operating results for the quarter.

Foodservice

The following table sets forth, for the periods presented, certain financial information for the Company's foodservice business. For further financial information relating to the foodservice business see Note 5 to Notes to Condensed Consolidated Financial Statements.

                                                 1996         1995
                                                ------       ------
Managed volume:
  Management fee contracts .................. $ 19,299      $ 21,371
  Profit and loss contracts .................   40,649        48,838
                                              --------      --------
  Total managed volume ...................... $ 59,948      $ 70,209
                                              ========      ========

Sales from profit and loss contracts ........    100.0%        100.0%
Operating expenses:
  Labor costs ...............................    (36.3)        (34.1)
  Product costs .............................    (37.2)        (35.3)
  Other operating expenses ..................    (16.6)        (15.6)
  Depreciation and amortization .............     (3.2)         (2.6)
                                              --------      --------
Income from profit and loss contracts .......      6.7%         12.4%
                                              ========      ========

Income from profit and loss contracts ....... $  2,702      $  6,082
Management and other fees ...................      953         1,070
                                              --------      --------
Income from foodservice operations .......... $  3,655      $  7,152
                                              ========      ========


Daka conducts its operations on the basis of two types of foodservice contracts with its clients. The first type is a management fee contract pursuant to which a client pays Daka a negotiated fee for overseeing and administering its foodservice operations and reimburses Daka for all costs incurred in providing such service. Management fee contracts are prevalent where companies subsidize foodservice as part of the benefits provided to employees and in elementary and secondary schools. The second type of contract is a profit and loss contract whereby Daka assumes the risk of profit or loss from the foodservice operations. While Daka manages the total sales volume attributable to both contract types, generally accepted accounting principles require that Daka recognize sales and expenses from profit and loss contracts, but only the management fee amount derived from management fee contracts as earned. Consequently, Daka does not recognize sales and related costs of sales with respect to management fee contracts.

Managed volume in the Company's foodservice business decreased $10.3 million, or 14.7%, to $59.9 million for the quarter ended September 28, 1996 as compared to $70.2 million in the comparable quarter of 1995. The decrease in managed volume primarily reflects the impact of Daka's 89% contract retention rate experienced during fiscal 1996, as compared to its historical retention rate of 92%, coupled by additional contracts lost during the quarter.

Income from foodservice operations decreased 48.6% to $3.7 million for the quarter ended September 28, 1996 as compared to $7.2 million in the comparable quarter of last year. Income from profit and loss contracts, as a percentage of sales from profit and loss contracts, also decreased for the quarter ended September 28, 1996 compared to the same quarter of last year. These decreases reflect the impact of Daka's lower fiscal 1996 contract retention rate and contracts lost during the quarter, compounded by higher labor and product costs within the foodservice segment. Operating margins associated with the educational foodservice contracts acquired from SMMSLP in fiscal 1995 remained consistent with the operating margins experienced by Daka's existing educational foodservice business.

Fuddruckers

The following table sets forth, for the periods presented, certain financial information for Fuddruckers. For further information relating to Fuddruckers see
Note 5 to Notes to Condensed Consolidated Financial Statements.

                                                         1996            1995
                                                        ------          ------

Restaurant sales ....................................  $ 34,945        $ 33,528
                                                       ========        ========

Sales from Fuddruckers-owned restaurants: ...........     100.0%          100.0%
Operating expenses:
  Labor costs .......................................     (31.0)          (27.6)
  Product costs .....................................     (28.4)          (27.7)
  Other operating expenses ..........................     (30.8)          (26.7)
  Depreciation and amortization
                                                           (6.6)           (5.6)
                                                       --------        --------
Income from restaurant operations ...................       3.2%           12.4%
                                                       ========        ========


Income from restaurant operations ...................  $  1,103        $  4,140
Franchising income ..................................       907           1,972
                                                       --------        --------
Income from restaurant and franchising operations ...  $  2,010        $  6,112
                                                       ========        ========

Number of restaurants (end of period):
  Fuddruckers-owned .................................       120              99
  Franchised ........................................        76              72
                                                       --------        --------
    Total restaurants                                       196             171
                                                       ========        ========


Sales in Fuddruckers-owned restaurants increased $1.4 million, or 4.2%, for the quarter ended September 28, 1996 compared to the quarter ended September 30, 1995. This increase results from $5.6 million of sales at 26 new restaurants opened in fiscal 1996 offset by a 10.4% decrease in comparable restaurant sales for the quarter and a $0.9 million decrease in sales related to the closing and/or sale of three restaurants in fiscal 1996.

Income from restaurant operations decreased $3.0 million, or 73.2%, to $1.1 million for the quarter ended September 28, 1996 compared to $4.1 million for the comparable quarter of last year. The decrease is primarily due to lower comparable sales and higher pre-opening costs associated with new restaurants opened in fiscal 1996. Franchising income decreased $1.0 million, or 54%, due principally to revenue generated from the sale of international multi-unit development agreements in the first quarter of the last year. There were no multi-unit development agreements sold during the quarter ended September 28, 1996.

Champps

The following table sets forth, for the periods presented, certain financial information for Champps restaurants. For further information related to Champps, see Note 5 to Notes to Condensed Consolidated Financial Statements.

                                                           1996         1995
                                                          ------       ------

Restaurant sales ......................................  $ 13,480     $  7,293
                                                         ========     ========

Sales from Champps-owned restaurants ..................     100.0%       100.0%
Operating expenses:
  Labor costs .........................................     (33.8)       (30.9)
  Product costs .......................................     (29.5)       (28.3)
  Other operating expenses ............................     (23.5)       (23.4)
  Depreciation and amortization .......................      (9.1)        (7.4)
                                                         --------     --------
Income from restaurant operations .....................       4.1%        10.0%
                                                         ========     ========

Income from restaurant operations .....................  $    534     $    729
Franchising income ....................................       117          107
                                                         --------     --------
Income from restaurant and franchising operations        $    651     $    836
                                                         ========     ========

Number of restaurants (end of period)
   Champps-owned ......................................        10            6
   Franchised .........................................        10            9
                                                         --------     --------
   Total restaurants ..................................        20           15
                                                         ========     ========


Sales in Champps-owned restaurants increased $6.2 million, or 84.9%, to $13.5 million for the quarter ended September 28, 1996 compared to $7.3 million for the quarter ended September 30, 1995. This increase results from the opening of six new restaurants in fiscal 1996 offset by the sale of one Champps-owned restaurant in the last quarter of fiscal 1996.

Income from restaurant operations decreased 28.6% to $0.5 million for the quarter ended September 28, 1996 as compared to $0.7 million for the comparable quarter of last year. This decrease results primarily from revenues derived from new restaurant openings offset by increased labor, overhead and depreciation and amortization expenses associated with these restaurant openings.

Specialty Concepts

The following table sets forth, for the periods presented, certain financial information for Specialty Concepts. For further information related to Specialty Concepts, see Note 5 to Notes to Condensed Consolidated Financial Statements.

                                                           1996          1995
                                                          ------        ------

Unit sales ............................................. $ 1,146       $   591
                                                         =======       =======

Sales from unit operations .............................   100.0%        100.0%
Operating expenses:
  Labor costs ..........................................    42.8          22.0
  Product costs ........................................    37.5          43.7
  Other operating expenses .............................    28.9          12.5
Depreciation and amortization                               10.3           3.6
                                                         -------       -------
Income from unit operations ............................    19.5%         18.2%
                                                         =======       =======

Income (loss) from unit operations ..................... $  (223)      $   108
Franchising income .....................................     340            84
                                                         -------       -------
Income from unit and franchising operations ............ $   117       $   192
                                                         =======       =======


Sales in Specialty Concepts units increased $0.5 million, or 93.9%, to $1.1 million for the quarter ended September 28, 1996 compared to $0.6 million for the comparable quarter last year. This increase is due primarily to the continued expansion of operations in nontraditional foodservice venues. Income from unit sales and franchising operations was break-even primarily due to higher operating costs in the Fudd Cafe units. Prior year quarterly results, which were immaterial for reporting purposes in fiscal 1996, were combined within the foodservice and Fuddruckers operations. At the end of the quarter, Specialty Concepts consisted of seven Fudd Cafes, three Company-owned and over 20 franchised Great Bagel and Coffee units and over 400 French Quarter Coffee locations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.0 million to $11.4 million for the quarter ended September 28, 1996 compared to $9.4 million in the quarter ended September 30, 1995. Selling, general and administrative expenses as a percentage of managed volume of $110.7 million and $113.8 million, which includes foodservice managed volume as well as sales at Company-owned restaurants, increased to 10.3% during the quarter compared to 8.3% in the comparable quarter of last year. The increase in selling, general and administrative expenses as a percentage of managed volume results primarily from costs associated with the Kmart joint venture proposal which was terminated in the quarter, increased Fuddruckers marketing efforts and costs associated with the continued expansion of Specialty Concepts within non-traditional foodservice venues.

Interest Expense

Interest expense increased $0.6 million to $2.0 million during the quarter ended September 28, 1996 compared to $1.3 million in the first quarter of last year. The increase is primarily due to increased borrowings under the Company's line-of-credit used to finance capital expenditures for new Company-owned restaurants and at client facilities.

Income Taxes

The Company's effective tax benefit rate was 35% for the quarter ended September 28, 1996, compared to an effective tax expense rate of 38% for the comparable quarter last year, which reflects the impact of nondeductible goodwill amortization expense and an increase in the valuation allowance related to losses by Fuddruckers' 63% owned subsidiary, Atlantic Restaurant Ventures, Inc.

Earnings (Loss) Per Share

Primary and fully diluted (loss) earnings per share decreased significantly for the quarter ended September 28, 1996 as compared to the same quarter last year. The decrease in primary and fully diluted earnings (loss) per share was primarily due to increases in the weighted average number of shares outstanding at the end of the quarter ended September 28, 1996 compounded by the significant loss incurred for the quarter.



                       FINANCIAL CONDITION AND LIQUIDITY

Working capital amounted to $38.7 million at September 28, 1996, an increase of $10.1 million compared to working capital of $28.6 million at June 29, 1996. The increase in working capital is principally due to the use of borrowings under the Company's line-of-credit agreement, classified as long-term debt, to fund operating activities as a result of the seasonal increase in accounts receivable due to the commencement of foodservice operations at schools and colleges served by the Company.

On October 15, 1996, the Company renegotiated certain terms and conditions of its credit agreement (the "October Agreement"), including (i) decreasing the Company's borrowing limit from $150 million to $125 million (further reduced by $20 million on June 30, 1997); (ii) changing the maturity date to October 1, 1997; (iii) restricting capital expenditures during the remaining term of the October Agreement; and (iv) the addition of financial covenants which are restrictive to the Company's business activities (see Note 4 to Condensed Consolidated Financial Statements). At September 28, 1996, the Company had available borrowing capacity of approximately $11.2 million under the October Agreement.

In fiscal 1996, the Company also obtained $40 million of sale-leaseback financing for the construction of up to 10 new Champps restaurants. At June 29, 1996, the entire $40 million sale-leaseback financing was available for use. Any unused commitment expires in December 1997. In fiscal 1995, the Company obtained $25 million of sale-leaseback financing for the construction of up to 20 new Fuddruckers restaurants. At September 28, 1996, approximately $8.2 million of the sale-leaseback financing was available for use. The Company does not expect to use the entire commitment provided under the sale-leaseback facilities.

Capital expenditures for the quarter ended September 28, 1996 aggregated approximately $11.0 million, and consisted of $6.0 million for new Fuddruckers restaurants and upgrades at existing restaurants, $2.1 million for new Champps restaurants under construction, $1.3 million for updating the Company's information systems, $0.5 million for development of Specialty Concepts units and $1.1 million for improvements at facilities of foodservice clients. Capital expenditures were funded through a combination of borrowings under the Company's line-of-credit agreement and approximately $6.1 million of proceeds from its sale-leaseback facility.

The Company plans to open, or have under development, 7 new Fuddruckers and 9 new Champps restaurants in fiscal 1997, continue, to the extent permitted by the October Agreement, to make improvements at facilities of its foodservice clients and invest in improved data processing systems, pursuant to the terms and conditions of its new credit agreement. Management believes that cash flows from operations, existing cash, sale-leaseback financing and available borrowings under its line-of-credit will provide sufficient liquidity to pay its liabilities in the normal course of business, fund capital expenditures and service debt requirements for the foreseeable future.


On July 13, 1996, SMMSLP exercised its Put right pursuant to the provisions of the Put/Call Agreement entered into by SMMSLP and the Company on February 8, 1995 (see Note 3 to Condensed Consolidated Financial Statements). Subsequent to September 28, 1996, the Company paid approximately $2.5 million to SMMSLP for its 19.99% limited partnership interest in DRLP.

                           PART II - OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

10.24 Third Amended and Restated Credit Agreement, dated as of October 15, 1996, by and among the Company, Fuddruckers, Inc., Daka, Inc., Casual Dining Ventures, Inc., Atlantic Restaurant Ventures, Inc., Daka Restaurants, L.P., French Quarter Coffee Company, Americana Dining Corp., Champps Entertainment of Edison, Inc., Champps Entertainment of Texas, Inc., Champps Entertainment of Wayzata, Inc., Champps Entertainment, Inc., Specialty Concepts, Inc., The Chase Manhattan Bank, N.A., Fleet National Bank, Mellon Bank, N.A. and The First National Bank of Boston.

11       Computation Regarding Per Share Earnings

(b)      Reports on Form 8-K

         Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DAKA INTERNATIONAL, INC.
                                              (Registrant)


                                              By:/s/William T. Freeman
                                              ------------------------
                                              William T. Freeman
                                              Chief Financial Officer
                                              (Principal Financial and Principal
                                              Accounting Officer)




November 8, 1996