Form 10-Q
period 1996-12-28
DAKA INTERNATIONAL INC
filed 1997-02-11
CIK 840826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q



(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended December 28, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



Number of shares of Common Stock, $.01 par value, outstanding at February 6, 1997: 11,129,058.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            DAKA INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)


                                                                                                          December 28,      June 29,
                                                                                                              1996            1996
                                                                                                             ------          ------
                                                                                                           (Unaudited)
ASSETS:
Current assets:
   Cash and cash equivalents .......................................................................        $ 13,449        $ 11,708
   Accounts receivable, net ........................................................................          47,704          36,699
   Inventories .....................................................................................          11,000          10,119
   Prepaid expenses and other current assets .......................................................           8,456           5,265
                                                                                                            --------        --------
     Total current assets ..........................................................................          80,609          63,791
                                                                                                            --------        --------

Property and equipment, net ........................................................................         128,128         124,563
Investments in, and advances to, affiliates ........................................................           5,000           5,000
Other assets, net ..................................................................................          34,206          32,717
Deferred income taxes ..............................................................................           5,486           5,486
                                                                                                            --------        --------
                                                                                                            $253,429        $231,557
                                                                                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable ................................................................................        $ 27,414        $ 17,772
   Accrued expenses ................................................................................          15,570          15,110
   Current portion of long-term debt ...............................................................          23,545           1,507
   Deferred income taxes ...........................................................................             787             787
                                                                                                            --------        --------
     Total current liabilities .....................................................................          67,316          35,176
                                                                                                            --------        --------

Long-term debt .....................................................................................          95,558          98,355
Other long-term liabilities ........................................................................          12,606          12,978
Minority interests .................................................................................           1,098           2,181

Commitments and contingencies (Note 3)

Stockholders' equity:
Series A Preferred Stock, $.01 par value, $100 liquidation preference; 1,000,000 shares authorized; 11,912 shares issued and
   outstanding at December 28, 1996 and June 29, 1996 ..............................................            --              --
Common Stock, $.01 par value; 30,000,000 shares authorized;
   11,129,058 and 11,120,900 shares issued and outstanding at
   December 28, 1996 and June 29, 1996, respectively ...............................................             111             111
Capital in excess of par value .....................................................................          71,947          71,907
Retained earnings ..................................................................................           4,793          10,849
                                                                                                            --------        --------
     Total stockholders' equity ....................................................................          76,851          82,867
                                                                                                            --------        --------
                                                                                                            $253,429        $231,557
                                                                                                            ========        ========

See notes to unaudited condensed consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                               Quarters Ended                 Six Months Ended
                                                                               --------------                 ----------------
                                                                          December        December        December        December
                                                                          28, 1996        30, 1995        28, 1996        30, 1995
                                                                         ----------      ----------      ----------       ---------
Revenues:
   Sales ...........................................................      $ 104,597       $ 103,834       $ 194,817       $ 194,084
   Management and other fees .......................................          2,736           4,366           5,053           7,599
                                                                          ---------       ---------       ---------       ---------
                                                                            107,333         108,200         199,870         201,683
                                                                          ---------       ---------       ---------       ---------

Costs and expenses:
   Cost of sales and operating expenses ............................         89,242          87,011         170,389         162,466
   Selling, general and administrative expenses ....................         12,010           9,627          22,880          18,757
   Depreciation and amortization ...................................          5,561           4,222          10,941           8,141
                                                                          ---------       ---------       ---------       ---------
                                                                            106,813         100,860         204,210         189,364
                                                                          ---------       ---------       ---------       ---------

Income (loss) from operations ......................................            520           7,340          (4,340)         12,319
Other income (expense):
   Interest expense ................................................          3,110           1,440           5,183           2,861
   Interest income .................................................            (92)            (96)           (205)           (200)
                                                                          ---------       ---------       ---------       ---------
Income (loss) before income taxes and minority interests
                                                                             (2,498)          5,996          (9,318)          9,658
Income tax expense (benefit) .......................................           (865)          2,357          (3,243)          3,737
Minority interests .................................................            (27)           (177)            (53)           (150)
                                                                          ---------       ---------       ---------       ---------
Net income (loss) ..................................................         (1,606)          3,816          (6,022)          6,071
Preferred Stock dividend                                                         48            --                48            --
                                                                          ---------       ---------       ---------       ---------
Net income (loss) available for Common Stockholders ................      $  (1,654)      $   3,816       $  (6,070)      $   6,071
                                                                          =========       =========       =========       =========

Earnings (loss)  per share:
   Primary .........................................................      $   (0.15)      $    0.38       $   (0.55)      $    0.66
   Fully diluted ...................................................      $   (0.15)      $    0.35       $   (0.55)      $    0.57

See notes to unaudited condensed consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Six months ended December 28, 1996 and December 30, 1995
                                 (In thousands)
                                   (Unaudited)

                                                                                                  December      December
                                                                                                  28, 1996      30, 1995
                                                                                                 ----------    ----------
Cash flows from operating activities:
Net income (loss) ..........................................................................     $ (6,022)     $  6,071
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ...........................................................       11,290         8,268
   Loss on sale of property and equipment ..................................................         --             793
   Minority interests ......................................................................          (53)         (150)
Change in assets and liabilities:
   Accounts receivable .....................................................................      (11,005)      (15,927)
   Inventories .............................................................................         (881)       (1,133)
   Other assets ............................................................................       (5,154)       (4,057)
   Accounts payable and accrued expenses ...................................................       10,102         2,000
   Other long-term liabilities .............................................................         (372)          878
                                                                                                 --------      --------
     Net cash used in operating activities .................................................       (2,095)       (3,257)
                                                                                                 --------      --------
Cash flows from investing activities:
Purchase of property and equipment .........................................................      (21,067)      (31,315)
Proceeds from sale of property and equipment ...............................................          488            90
Investments in, and advances to, affiliates ................................................         --             (98)
Sale of marketable securities ..............................................................         --             172
Purchase of ServiceMaster limited partnership interest .....................................       (2,538)         --
                                                                                                 --------      --------
     Net cash used in investing activities: ................................................      (23,117)      (31,151)
                                                                                                 --------      --------
Cash flows from financing activities:
Increase in line-of-credit .................................................................       19,150        25,200
Proceeds from credit facilities ............................................................         --             854
Repayment of long-term debt ................................................................       (1,035)         (536)
Proceeds from sale-leaseback facility ......................................................        8,832         8,250
Other, net .................................................................................            6           863
                                                                                                 --------      --------
     Net cash provided by financing activities .............................................       26,953        34,631
                                                                                                 --------      --------

Net increase  in cash and cash equivalents .................................................        1,741           223

Cash and cash equivalents, beginning of period .............................................       11,708        10,538
                                                                                                 --------      --------
Cash and cash equivalents, end of period ...................................................     $ 13,449      $ 10,761
                                                                                                 ========      ========

Supplemental cash flow disclosures:
Interest paid ..............................................................................     $  4,299      $  2,617
Income taxes (received) paid ...............................................................     $ (1,543)     $  4,271

During the six months ended December 28, 1996 and December 30, 1995 the Company acquired certain equipment by entering into capital leases aggregating $1,156 and $326, respectively.

See notes to unaudited condensed consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                 FINANCIAL STATEMENTS Six months ended December
                         28, 1996 and December 30, 1995
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

1.  Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of DAKA International, Inc. and its majority-controlled subsidiaries ("DAKA" or the "Company") including Daka, Inc. ("Daka"), Fuddruckers, Inc. ("Fuddruckers"), Champps Entertainment, Inc. ("CEI" or "Champps"), The Great Bagel and Coffee Company ("Great Bagel and Coffee") and Americana Dining Corp. ("ADC"). The accompanying December 30, 1995 unaudited condensed consolidated financial statements have been restated to reflect the business combinations accounted for as poolings-of-interests more fully described in Note 2. Significant intercompany balances and transactions have been eliminated in consolidation.

The Company is a diversified restaurant company serving customers through a variety of channels. The Company's Fuddruckers and Champps subsidiaries (CEI and
ADC) operate in casual and upscale restaurant settings, respectively, throughout the United States and in Canada, Australia and the Middle East. The Company's Great Bagel and Coffee subsidiary primarily serves coffee, bagels and sandwich items in a cafe setting in western locations of the United States. Restaurant operations are conducted through Company-owned and franchised stores. The
Company's Daka subsidiary is a leading contract foodservice management corporation operating throughout the United States.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996. The unaudited consolidated results of operations for the quarter and six months ended December 28, 1996 and December 30, 1995 are not necessarily indicative of the results that could be expected for a full year.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to June 30. For purposes of these notes to the consolidated financial statements, the quarter and six months ended December 28, 1996 and December 30, 1995 are referred to as 1997 and 1996, respectively.

Classifications

Certain   reclassifications  have  been  made  to  the  prior  year's  financial statements in order to conform to the 1997 presentation. Such reclassifications had no effect on previously reported results of operations.

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

Earnings (Loss) Per Share

Primary earnings (loss) per share are computed using the weighted average number of common and common equivalent shares (dilutive options and warrants) outstanding. The calculation of fully diluted earnings per share includes the shares issuable upon conversion of the Preferred Stock which amounted to approximately 264,700 shares in 1996, and the shares issuable upon conversion of the 7% Convertible Subordinated Notes (the "Notes") which amounted to 1,003,750 in 1996. Fully diluted earnings per share assumes that the Preferred Stock and Notes were converted into Common Stock as of the beginning of the fiscal year, unless they are anti-dilutive, and reflect the elimination of interest expense related to the Notes, net of the related income tax effect, and the elimination of dividends related to the Preferred Stock.

The weighted average number of shares used in the computation of earnings (loss) per share for 1997 and 1996 are as follows:

                             Quarters Ended                 Six Months Ended
                             --------------                 ----------------
                         December       December       December        December
                         28, 1996       30, 1995       28, 1996        30, 1995
                        ----------     ----------     ----------       ---------

Primary ............... 11,129,058      9,916,136     11,126,536       9,135,627
Fully diluted ......... 11,129,058     11,362,202     11,126,536      11,319,927

Accounting Pronouncements Not Yet Adopted

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning June 30, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on results from operations and earnings per share.

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

The Mergers have been accounted for as poolings-of-interests and, accordingly, the Company's previously issued condensed financial statements have been restated to include the accounts of Champps and Great Bagel and Coffee for all periods presented.

3.  Commitments and Contingencies

Leases

In January, 1997, Fuddruckers obtained a commitment for a $7,500 sale-leaseback financing facility from Franchise Finance Corporation of America ("FFCA"). Pursuant to the terms of the facility, Fuddruckers may sell and lease back from FFCA up to six Fuddruckers restaurants to be constructed, in which Fuddruckers has an ownership interest in the real estate and pay a commitment fee of 1.5% of the sale price of each property sold to FFCA. The sale price is limited to the lesser of 80% of the fair market value of the property or $1,250. The unused commitment expires on January 30, 1998. The leases provide for a fixed minimum rent plus additional rent based on a percentage of sales and provide for an initial lease term of 20 years with two 5-year renewal options exercisable at the option of Fuddruckers. The terms and conditions of the sale-leaseback are such that they do not meet the criteria for treatment as capital leases under SFAS No. 13 - "Accounting for Leases."

Put/Call Agreement

In fiscal 1995, Daka, through a newly formed 80.01% owned limited partnership, Daka Restaurants, L.P. ("DRLP"), acquired certain educational foodservice and corporate dining contracts from ServiceMaster Management Services L.P. ("SMMSLP").

In connection with the acquisition by DRLP, the Company and SMMSLP entered into a Put/Call Agreement whereby SMMSLP was permitted to require the Company to purchase its 19.99% limited partnership interest in DRLP anytime during the ten-year term of the partnership for a purchase price equal to $2,600, adjusted for SMMSLP's portion of any net undistributed earnings/losses of DRLP. On July 13, 1996, SMMSLP exercised its Put right pursuant to the provisions of the Put/Call Agreement. In October 1996, the Company paid $2,538 to SMMSLP for its 19.99% limited partnership interest in DRLP.

Litigation

On October 18, 1996, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts on behalf of persons who acquired the Company's stock between October 30, 1995 and September 9, 1996 (Venturino et al. V. DAKA International, Inc. And William H. Baumhauer, Civil Action No. 96-12109-GAO). The complaint alleges violations of federal and state securities laws by, among other things, allegedly misrepresenting and/or omitting material information concerning the results and prospects of Fuddruckers during that period and seeks compensatory damages and reasonable costs and expenses, including counsel fees. Counsel for the plaintiffs have informed the Company that they intend to amend the complaint and the parties have agreed to extend the time to answer or otherwise respond to the complaint until 45 days after receipt of an amended complaint. Based on the original complaint, the Company believes that the case is without merit and intends to defend itself vigorously. The Company has not yet received the proposed amended complaint and therefore cannot comment on how the plaintiffs allegations may change.

The Company is also engaged in various other legal actions arising in the ordinary course of business. The Company believes, based upon consultation with legal counsel, that the ultimate outcome will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Letters of Credit

As of December 28, 1996, the Company has approximately $5 million of outstanding letters of credit. The outstanding letters of credit reduce the Company's borrowing capacity under its line-of-credit agreement (see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).

4.  Debt

On October 15, 1996, the Company amended its revolving line-of-credit agreement (the "October Agreement"), principally to decrease the Company's borrowing limit from $150 million to $125 million, change the maturity date to October 1, 1997, restrict restaurant expansion and capital expenditures and amend certain loan covenants. Borrowing rates were increased to a 3% margin and a 1.75% margin on fixed basis and variable basis borrowings, respectively, and the commitment fee increased to .50% per annum on the unused portion.

At December 28, 1996, the Company was not in compliance with the net income, debt service, minimum tangible net worth, fixed charge coverage, interest coverage and capital expenditure covenants. On February 7, 1997, the Company obtained a waiver of noncompliance related to such covenants from its lenders and renegotiated certain terms and conditions of the October Agreement (the "February Agreement"). Under the February Agreement, the Company's borrowing limit was reduced to $115 million, the maturity date was extended to January 2, 1998, and its loan covenants amended. The February Agreement requires the Company to repay principal balances as follows:

      Date                                            Amount
      ----                                            ------
      May 31, 1997                               $  5.0 million
      June 30, 1997                                10.0 million
      July 31, 1997                                 0.5 million
      August 31, 1997                               0.5 million
      September 30, 1997                            0.5 million
      October 31, 1997                              1.0 million
      November 30, 1997                             2.5 million
      December 31, 1997                             5.0 million
                                                 --------------
                                                 $ 25.0 million
                                                 ==============

Accordingly, the Company has classified approximately $22 million of outstanding borrowings as current in the balance sheet as of December 28, 1996. At December 28, 1996, the Company had available borrowings under the February Agreement of approximately $2.9 million.

5.  Segment Information

The Company operates in the contract foodservice management and restaurant industries. The table below presents selected results of operations for the Company's businesses for the quarter and six months ended December 28, 1996 and December 30, 1995, respectively.

                                                                                      Quarters Ended             Six Months Ended
                                                                                      --------------             ----------------
                                                                                  December      December      December     December
                                                                                  28, 1996      30, 1995      28, 1996     30, 1995
                                                                                  --------      --------      --------     --------
Revenues:
   Sales from profit and loss contracts ....................................      $ 56,041      $ 61,266      $ 96,690     $110,104
   Management and other fees ...............................................         1,429         1,512         2,382        2,582
   Restaurant sales - Fuddruckers ..........................................        33,175        31,202        68,120       64,730
   Franchising income - Fuddruckers ........................................           948         2,609         1,855        4,581
   Restaurant sales - Champps ..............................................        14,067        10,728        27,547       18,021
   Franchising income - Champps ............................................           148           157           265          264
   Unit sales - Specialty Concepts .........................................         1,314           638         2,460        1,229
   Franchising income - Specialty Concepts                                             211            88           551          172
                                                                                  --------      --------      --------     --------
     Total revenues ........................................................      $107,333      $108,200      $199,870     $201,683
                                                                                  ========      ========      ========     ========
Foodservice:
   Sales from profit and loss contracts ....................................      $ 56,041      $ 61,266      $ 96,690     $110,104
   Operating expenses:
     Labor costs ...........................................................        18,035        19,619        32,785       36,253
     Product costs .........................................................        20,787        22,795        35,920       40,011
     Other operating expenses ..............................................         7,404         8,416        14,170       16,033
     Depreciation and amortization .........................................         1,429         1,384         2,727        2,673
                                                                                  --------      --------      --------     --------
   Income from profit and loss contracts ...................................         8,386         9,052        11,088       15,134
   Management and other fees ...............................................         1,429         1,512         2,382        2,582
                                                                                  --------      --------      --------     --------
   Income from foodservice operations ......................................         9,815        10,564        13,470       17,716
                                                                                  --------      --------      --------     --------
Fuddruckers:
   Sales from restaurant operations ........................................        33,175        31,202        68,120       64,730
   Operating expenses:
     Labor costs ...........................................................        10,195         8,976        21,024       18,240
     Product costs .........................................................         9,168         8,837        19,093       18,128
     Other operating expenses ..............................................        10,626         8,790        21,403       17,736
     Depreciation and amortization .........................................         2,390         1,762         4,701        3,649
                                                                                  --------      --------      --------     --------
   Income from restaurant operations .......................................           796         2,837         1,899        6,977
   Franchising income - Fuddruckers ........................................           948         2,609         1,855        4,581
                                                                                  --------      --------      --------     --------

   Income from restaurant and franchising operations .......................         1,744         5,446         3,754       11,558
                                                                                  --------      --------      --------     --------
Champps:
   Sales from restaurant operations ........................................        14,067        10,728        27,547       18,021
   Operating expenses:
     Labor costs ...........................................................         4,536         3,660         9,098        5,914
     Product costs .........................................................         4,012         3,094         7,992        5,158
     Other operating expenses ..............................................         3,287         2,339         6,461        4,046
     Depreciation and amortization .........................................         1,095           828         2,325        1,367
                                                                                  --------      --------      --------     --------
   Income from restaurant operations .......................................         1,137           807         1,671        1,536
   Franchising income - Champps                                                        148           157           265          264
                                                                                  --------      --------      --------     --------
   Income from restaurant and franchising operations .......................         1,285           964         1,936        1,800
                                                                                  --------      --------      --------     --------




Specialty Concepts:
   Sales from unit operations ......................................                 1,314           638         2,460        1,229
   Operating expenses:
     Labor costs ...................................................                   567           136         1,057          266
     Product costs .................................................                   278           261           708          519
     Other operating expenses ......................................                   347            88           678          162
     Depreciation and amortization .................................                   167            29           285           50
                                                                                  --------       -------       -------      -------
  Income (loss) from unit operations ...............................                   (45)          124          (268)         232
   Franchising income - Specialty Concepts .........................                   211            88           551          172
                                                                                  --------       -------       -------      -------
   Income from unit and franchising operations .....................                   166           212           283          404
                                                                                  --------       -------       -------      -------
Income from operations before selling,
  general and administrative expenses ..............................                13,010        17,186        19,443       31,478
                                                                                  --------      --------      --------     --------

Selling, general and administrative expenses (1):
   Foodservice .....................................................                 2,093         2,027         4,186        4,310
   Fuddruckers .....................................................                 4,160         3,280         7,244        6,115
   Champps .........................................................                   851           978         1,881        1,733
   Specialty Concepts ..............................................                   596           110         1,221          180
   Corporate .......................................................                 4,790         3,451         9,251        6,821
                                                                                  --------      --------      --------       -------
     Total .........................................................                12,490         9,846        23,783       19,159
                                                                                  --------      --------      --------       -------

Operating income (loss) ............................................                   520         7,340        (4,340)      12,319

Interest expense ...................................................                 3,110         1,440         5,183        2,861
Interest income ....................................................                   (92)          (96)         (205)        (200)
                                                                                  --------      --------      --------     --------
Income (loss) before income taxes and minority interests
                                                                                    (2,498)        5,996        (9,318)       9,658
Income tax expense (benefit) .......................................                  (865)        2,357        (3,243)       3,737
Minority interests .................................................                   (27)         (177)          (53)        (150)
                                                                                  --------      --------      --------     --------
Net income (loss) ..................................................                (1,606)        3,816        (6,022)       6,071
Preferred Stock dividend ...........................................                    48          --              48         --
                                                                                  --------      --------      --------     --------
Net income (loss) available for common
  stockholders .....................................................              $ (1,654)     $  3,816      $ (6,070)    $  6,071
                                                                                  ========      ========      ========     ========

(1) Includes depreciation expense of $480, $219, $903 and $402 for the quarters and six months ended December 28, 1996 and December 30, 1995, respectively.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                              RESULTS OF OPERATIONS

Certain Factors Affecting Future Operating Results

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements including uncertainties regarding the effectiveness of initiatives to lower selling, general and administrative expenses and to improve operations within the core businesses. Certain factors which may cause such a difference include, but are not limited to, the following: the impact of increased competition in the bidding process for foodservice contracts against competitors with significant financial resources and market share; the exercise by foodservice clients of their right to terminate contracts which typically provide for termination upon 30 to 60 days notice; the impact of increasing competition in the casual and upscale casual dining segment of the restaurant industry; changes in general economic conditions which impact consumer spending for restaurant occasions; adverse weather conditions; competition among restaurant companies for attractive sites and unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants; increases in the cost of product, labor and other resources necessary to operate both the restaurants and the foodservice facilities; unforeseen difficulties in integrating acquired businesses; the amount and rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support operations; the availability and terms of financing for the Company and any changes to that financing; the revaluation of any of the Company's assets (and related expenses); and the amount of, and any changes to, tax rates.

Summary

The Company recorded a net loss for the quarter ended December 28, 1996, of $(1.6) million, or $(0.15) per share, compared with net income of $3.8 million, or $0.35 per share, for the same period last year. The Company also reported a net loss of $(6.0) million, or $(0.55) per share, for the first six months of fiscal 1997 compared with net income of $6.1 million, or $0.57 per share (on a fully diluted basis), for the first six months of fiscal 1996.

Total revenues for the quarter and six months ended December 28, 1996, decreased approximately 1.0% to $107.3 million and $199.9 million, respectively, compared with $108.2 million and $201.7 million, respectively, in the same periods last year.

Operating margins for the quarter and the first six months of fiscal 1997, compared with the prior year, were primarily impacted by lower sales in the foodservice segment, continued declines in comparable restaurant sales in the Fuddruckers segment, lower Fuddruckers franchise revenues, and higher selling, general and administrative expenses.

The results of the prior year second quarter and six months results have been restated to reflect the Company's merger with Champps Entertainment, Inc. and The Great Bagel and Coffee Company, which were accounted for as poolings-of-interests.

At December 28, 1996, the Company was not in compliance with its net income, debt service, minimum tangible net worth, fixed charge coverage and interest coverage covenants. On February 7, 1997, the Company obtained a waiver of noncompliance related to such covenants from its lender, and renegotiated certain terms and conditions of its existing line-of-credit facility (see Financial Condition and Liquidity and Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements). The Company expects that compliance with its existing loan agreement will be maintained during the remaining terms of such agreement.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $2.6 million and $4.6 million to $12.5 million and $23.8 million for the quarter and six months ended December 28, 1996, respectively. These increases primarily reflect the impact of costs associated with the terminated venture with Kmart, increased marketing costs for Fuddruckers, higher overhead, including severance costs, associated with the Specialty Concepts segment and ongoing investment in divisional infrastructures. Higher depreciation and amortization costs associated with the Company's continued investment in new information systems have also contributed to the overall increase in selling, general and administrative expenses in fiscal 1997. Selling, general and administrative expenses expressed as a percentage of managed volume, which includes managed volume in the foodservice business as well as sales at Company-owned Fuddruckers, Champps and Specialty Concepts locations, increased to 9.3% and 9.8% for the quarter and six months ended December 28, 1996, respectively, compared with 7.3% and 7.8% for the same periods last year. The Company expects to lower the level of selling, general and administrative expenses over the balance of fiscal 1997 as its near-term expansion plans have moderated and the effect of certain events described herein are not expected to continue to impact operations.

Interest Expense

Interest expense increased approximately $1.7 million and $2.3 million to $3.1 million and $5.2 million during the quarter and six months ended December 28, 1996, respectively, compared with $1.4 million and $2.9 million a year ago. These increases reflect higher levels of borrowings in the current year and higher borrowing rates and costs associated with the Company's October 1996 amended and restated credit agreement. The Company has used the line-of-credit to finance capital expenditures and working capital requirements for new and existing Company-owned restaurants, foodservice client facilities and corporate infrastructure.

Income Taxes

The Company's effective tax benefit rate was approximately 35.0% for the quarter and six months ended December 28, 1996, compared with an effective tax expense rate of approximately 39.0% for the comparable periods last year. The current year tax rate primarily reflects the impact of certain state tax losses incurred by the Company on which the Company has established a valuation allowance.

Earnings (Loss) Per Share

Primary and fully diluted earnings per share decreased significantly for the quarter and six months ended December 28, 1996 compared with the same periods last year. The decrease in primary and fully diluted earnings per share was attributable to the significant losses incurred in fiscal 1997.

The following tables set forth, for the periods presented, certain financial information for the Company's business segments. For further information relating to the businesses, see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.

Foodservice

                                                   Quarters Ended              Six Months Ended
                                                   --------------              ----------------
                                                December      December      December       December
                                                28, 1996      30, 1995      28, 1996       30, 1995
                                               ---------     ---------     ---------      ---------
Managed volume:
   Management fee contracts ..............     $  29,552     $  30,760     $  48,851     $  52,131
   Profit and loss contracts .............        56,041        61,266        96,690       110,104
                                               ---------     ---------     ---------     ---------
     Total managed volume ................     $  85,593     $  92,026     $ 145,541     $ 162,235
                                               =========     =========     =========     =========

Sales from profit and loss contracts .....         100.0%        100.0%        100.0%        100.0%
Operating expenses:
   Labor costs ...........................         (32.2)        (32.0)        (33.9)        (32.9)
   Product costs .........................         (37.1)        (37.2)        (37.1)        (36.4)
   Other operating expenses ..............         (13.2)        (13.7)        (14.7)        (14.6)
   Depreciation and amortization .........          (2.5)         (2.3)         (2.8)         (2.4)
                                               ---------     ---------     ---------     ---------
Income from profit and loss contracts ....          15.0%         14.8%         11.5%         13.7%
                                               =========     =========     =========     =========

Income from profit and loss contracts ....     $   8,386     $   9,052     $  11,088     $  15,134
Management  and other fees ...............         1,429         1,512         2,382         2,582
                                               ---------     ---------     ---------     ---------
Income  from  foodservice operations .....     $   9,815     $  10,564     $  13,470     $  17,716
                                               =========     =========     =========     =========

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

Managed volume in the foodservice segment decreased approximately $6.4 million, or 7.0%, to $85.6 million for the quarter ended December 28, 1996 compared with $92.0 million in the comparable quarter of 1996. For the six months ended December 28, 1996, managed volume decreased approximately $16.7 million, or 10.3%, to $145.5 million compared with $162.2 million in 1996. The decrease in managed volume reflects the impact of no foodservice acquisitions by the Company in fiscal 1996 or fiscal 1997 and a lower contract retention rate experienced in fiscal 1996 offset, in part, by improved retention rates in the first six months of fiscal 1997 and higher location foodservice sales volumes.

Income from foodservice operations decreased 7.1% to $9.8 million for the quarter ended December 28, 1996 as compared with $10.6 million in the comparable quarter of 1996. Operating margins as a percentage of sales increased 0.2% resulting from lower operating expenses offset, in part, by higher labor, depreciation and amortization expenses expressed as a percentage of sales in the second quarter. Income from foodservice operations for the six months ended December 28, 1996 decreased 24.0% to $13.5 million compared with $17.7 million for the comparable period last year. Operating margins as a percentage of sales for the first six months of fiscal 1997 decreased 2.2% primarily reflecting the impact of higher labor and product costs experienced in the first quarter of fiscal 1997.

Fuddruckers

                                                         Quarters Ended           Six Months Ended
                                                         --------------           ----------------
                                                     December      December     December      December
                                                     28, 1996      30, 1995     28, 1996      30, 1995
                                                    ---------     ---------     ---------     ---------
Restaurant sales ................................   $  33,175     $  31,202     $  68,120     $  64,730
                                                    =========     =========     =========     =========

Sales from Fuddruckers-owned restaurants ........       100.0%        100.0%        100.0%        100.0%
Operating expenses:
   Labor costs ..................................       (30.7)        (28.8)        (30.9)        (28.2)
   Product costs ................................       (27.7)        (28.3)        (28.0)        (28.0)
   Other operating expenses .....................       (32.0)        (28.2)        (31.4)        (27.4)
   Depreciation and amortization ................        (7.2)         (5.6)         (6.9)         (5.6)
Income from restaurant operations ...............         2.4%          9.1%          2.8%         10.8%
                                                    =========     =========     =========     =========

Income from restaurant operations ...............   $     796    $    2,837    $    1,899    $    6,977
Franchising income ..............................                     2,609         1,855         4,581

                                                                                                    948
Income from restaurant and franchising operations   $   1,744    $    5,446    $    3,754     $  11,558
                                                    =========     =========     =========     =========

Number of restaurants (end of period):
   Fuddruckers-owned                                                                  121           102
   Franchised                                                                          78            76
                                                                                ---------     ---------
     Total restaurants                                                                199           178
                                                                                =========     =========

Sales in Fuddruckers-owned restaurants increased approximately $2.0 million, or 6.3%, to $33.2 million for the quarter ended December 28, 1996 compared with $31.2 million for the comparable period last year. For the first six months of fiscal 1997, sales increased approximately $3.4 million, or 5.2%, to $68.1 million compared with $64.7 million for the comparable period last year. These increases reflect the net addition of 19 new Fuddruckers-owned restaurants in the first six months of fiscal 1996 offset primarily by an 8.3% and 9.4% decline in comparable restaurant sales for the quarter and first six months of fiscal 1997, respectively, and lower per restaurant average sales volumes within the Fuddruckers segment compared to last year.

Income from restaurant operations for the quarter decreased approximately $2.0 million, or 71.9%, to $0.8 million compared with $2.8 million a year ago. Income from operations for the first six months of fiscal 1997 decreased approximately $5.1 million, or 72.8%, to $1.9 million compared with $7.0 million a year ago. Operating margins continue to be negatively impacted by poor sales levels and higher depreciation and amortization expenses associated with new store openings offset, in part, by the impact of new menu changes and a 3% price increase effective in early December, 1996.

Franchise income decreased approximately $1.7 million and $2.7 million for the quarter and six months ended December 28, 1996, respectively. These decreases are primarily related to slower international expansion by the Company in the current year. Royalty income from domestic franchised restaurants remained consistent for the quarter and first six months of fiscal 1997 compared to last year.

Champps

                                                         Quarters Ended            Six Months Ended
                                                         --------------            ----------------
                                                     December     December       December      December
                                                     28, 1996     30, 1995       28, 1996      30, 1995
                                                    ---------     ---------     ---------     ---------
Restaurant sales ................................   $  14,067     $  10,728     $  27,547     $  18,021
                                                    =========     =========     =========     =========

Sales from Champps-owned restaurants ............       100.0%        100.0%        100.0%        100.0%
Operating expenses:
   Labor costs ..................................       (32.2)        (34.1)        (33.0)        (32.8)
   Product costs ................................       (28.5)        (28.9)        (29.0)        (28.6)
   Other operating expenses .....................       (23.4)        (21.8)        (23.5)        (22.5)
   Depreciation and amortization ................        (7.8)         (7.7)         (8.4)         (7.6)
                                                    ---------     ---------     ---------     ---------
Income from restaurant operations ...............         8.1%          7.5%          6.1%          8.5%
                                                    =========     =========     =========     =========

Income from restaurant operations ...............  $    1,137     $     807     $   1,671     $   1,536
Franchising income ..............................         148           157           265           264
                                                    ---------     ---------     ---------     ---------
Income from restaurant and franchising
 operations .....................................  $    1,285     $     964     $   1,936     $   1,800
                                                    =========     =========     =========     =========
Number of restaurants (end of period):
   Champps-owned ................................                                      11             9
   Franchised ...................................                                      10             9
                                                                                ---------     ---------
     Total restaurants ..........................                                      21            18
                                                                                =========     =========

Sales in Champps-owned restaurants increased approximately $3.3 million, or 31.1%, to $14.1 million for the quarter ended December 28, 1996, compared with $10.7 million a year ago. For the first six months of fiscal 1997, sales increased approximately $9.5 million, or 52.9%, to $27.5 million compared with $18.0 million a year ago. These increases reflect the addition of six new Champps-owned restaurants in fiscal 1996, one new Champps-owned restaurant in the second quarter of fiscal 1997, positive quarterly increases in comparable restaurant sales and higher per restaurant average sales volumes for the first six months of fiscal 1997.

Income from restaurant operations for the quarter increased approximately $0.3 million, or 40.9%, to $1.1 million compared with $0.8 million a year ago. Income from operations for the first six months of fiscal 1997 increased approximately $0.2 million, or 8.8%, to $1.7 million compared with $1.5 million a year ago. Operating margins have been directly impacted by the increase in comparable restaurant sales and improved product and labor costs offset, in part, by higher depreciation and amortization expenses associated with new store openings and pre-opening costs. Franchise income for the quarter and six months ended December 28, 1996 remained consistent with last year.

Specialty Concepts

                                                      Quarters Ended               Six Months Ended
                                                      --------------               ----------------
                                                   December       December      December       December
                                                   28, 1996       30, 1995      28, 1996       30, 1995
                                                   --------       --------      --------       --------
Unit sales ......................................  $  1,314       $    638      $  2,460      $  1,229
                                                   ========       ========      ========      ========

Sales from unit operations ......................     100.0%         100.0%        100.0%        100.0%
Operating expenses:
   Labor costs ..................................     (43.1)         (21.3)        (43.0)        (21.6)
   Product costs ................................     (21.2)         (40.9)        (28.8)        (42.2)
   Other operating expenses .....................     (26.4)         (13.8)        (27.5)        (13.2)
Depreciation and amortization ...................     (12.7)          (4.6)        (11.6)         (4.1)
                                                   --------       --------      --------      --------
Income from unit operations .....................      (3.4)%         19.4%        (10.9)%        18.9%
                                                   ========       ========      ========      ========

Income (loss) from unit operations .............   $    (45)      $    124      $   (268)     $    232
Franchising income .............................        211             88           551           172
                                                   --------       --------      --------      --------
Income from unit and franchising operations ....   $    166       $    212      $    283      $    404
                                                   ========       ========      ========      ========

Sales in Specialty Concepts units increased approximately $0.7 million and $1.2 million to $1.3 million and $2.5 million for the quarter and the six months ended  December  28,  1996,  respectively,  compared  with $0.6 million and $1.2 million for the comparable quarter and six months last year. These increases reflect the continued expansion of operations in nontraditional foodservice venues. Operating results within the Specialty Concepts segment remained unprofitable in fiscal 1997 due to higher operating costs in the Fudd Cafe units and the development and construction of the Company's "Leo's Deli" concept. Prior year quarterly and six months results, which were immaterial for reporting purposes in fiscal 1996, except for Great Bagel and Coffee, were combined within the foodservice and Fuddruckers operations. At December 28, 1996, Specialty Concepts consisted of seven Fudd Cafes, five Company-owned and over 28 franchised Great Bagel and Coffee units and over 400 French Quarter Coffee locations.


                        FINANCIAL CONDITION AND LIQUIDITY

Working capital amounted to $13.3 million at December 28, 1996, a decrease of $15.3 million compared to working capital of $28.6 million at June 29, 1996. The decrease in working capital is principally due to the change in current maturities of its long-term debt offset, in part, by working capital provided by increases in accounts payable. Capital expenditures were funded primarily through the Company's line-of-credit and approximately $8.8 million of proceeds from its sale-leaseback facilities for Fuddruckers and Champps restaurants.

On October 15, 1996, the Company renegotiated certain terms and conditions of its credit agreement (the "October Agreement"), including (i) decreasing the Company's borrowing limit from $150 million to $125 million, (ii) changing the maturity date to October 1, 1997, (iii) increasing the interest rate on borrowings, (iv) restricting capital expenditures, and (v) the addition of financial covenants which are restrictive to the Company's business activities.

At December 28, 1996, the Company was not in compliance with the net income, debt service, minimum tangible net worth, fixed charge coverage, interest coverage and capital expenditures covenants contained in the October Agreement. On February 7, 1997, the Company obtained a waiver of noncompliance related to such covenants from its lenders and renegotiated certain terms and conditions of the October Agreement (the "February Agreement"). Under the February Agreement, the Company's borrowing limit was reduced to $115 million, the maturity date was extended to January 2, 1998, and its loan covenants amended. The February Agreement requires the Company to repay principal balances as follows:

      Date                                            Amount
      ----                                            ------
      May 31, 1997                               $  5.0 million
      June 30, 1997                                10.0 million
      July 31, 1997                                 0.5 million
      August 31, 1997                               0.5 million
      September 30, 1997                            0.5 million
      October 31, 1997                              1.0 million
      November 30, 1997                             2.5 million
      December 31, 1997                             5.0 million
                                                 --------------
                                                 $ 25.0 million
                                                 ==============

Accordingly, the Company has classified approximately $22 million of outstanding borrowings as current in the balance sheet as of December 28, 1996. At December 28, 1996, the Company had available borrowings under the February Agreement of approximately $2.9 million.

In January 1997, the Company obtained $7.5 million of sale-leaseback financing for the construction of up to six new Fuddruckers restaurants. Any unused commitment expires on January 30, 1998. At December 28, 1996, $40 million of sale-leaseback financing was also available for the construction of up to twenty new Champps restaurants.

At December 28, 1996, the Company had three new Fuddruckers-owned restaurants under construction which are expected to open in the third quarter of fiscal 1997. The Company also had two new Champps-owned restaurants under construction and three restaurants under development which are expected to open in fiscal 1997 and the first half of fiscal 1998, respectively. There are no further restaurant expansion or development efforts planned by the Company. The Company will continue to make improvements at existing restaurants and facilities of its foodservice clients, and will continue to invest in improved data processing systems, pursuant to the terms and conditions of its February Agreement.

Management believes that the curtailment of restaurant expansion, improved cash flows from operations, existing cash balances and working capital, available sale-leaseback financing and equipment financing will provide sufficient liquidity to meet its obligations, fund capital expenditures and service debt requirements as outlined in the February Agreement.

                           PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits

11        Computation Regarding Per Share Earnings

10.25 First Amendment Agreement, dated as of February 7, 1997, among DAKA International, Inc. Subsidiary Guarantors, The Chase Manhattan Bank, N.A., Fleet National Bank, Mellon Bank, N.A. and The First National Bank of Boston.


(b) Reports on Form 8-K
         There were no reports on Form 8-K filed during the quarter ended December 28, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DAKA INTERNATIONAL, INC.
                                            (Registrant)

                                     By:    /s/William H. Baumhauer
                                            -----------------------------------
                                            William H. Baumhauer
                                            Chief Executive Officer
                                           (Principal Financial and Principal
                                            Accounting Officer)



Date:    February 10, 1997