Form 10-Q
period 1997-03-29
DAKA INTERNATIONAL INC
filed 1997-05-13
CIK 840826

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarter ended March 29, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



Number of shares of Common Stock,  $.01 par value,  outstanding  at May 9, 1997:
11,153,203

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            DAKA INTERNATIONAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                                                      March 29,       June 29,
                                                                                                        1997            1996
ASSETS:
Current assets:
   Cash and cash equivalents .......................................................................  $  7,956        $ 11,708
   Accounts receivable, net ........................................................................    45,618          36,699
   Inventories .....................................................................................    11,343          10,119
   Prepaid expenses and other current assets .......................................................    10,198           5,265
                                                                                                      --------        --------
     Total current assets ..........................................................................    75,115          63,791
                                                                                                      --------        --------

Property and equipment, net ........................................................................   131,349         124,563
Investments in, and advances to, affiliates ........................................................     5,000           5,000
Other assets, net ..................................................................................    32,349          32,717
Deferred income taxes ..............................................................................     5,486           5,486
                                                                                                      --------        --------
                                                                                                      $249,299        $231,557
                                                                                                      ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable ................................................................................  $ 31,709        $ 17,772
   Accrued expenses ................................................................................    17,084          15,110
   Current portion of long-term debt ...............................................................    32,200           1,507
   Deferred income taxes ...........................................................................       787             787
                                                                                                      --------        --------
     Total current liabilities .....................................................................    81,780          35,176
                                                                                                      --------        --------

Long-term debt .....................................................................................    77,496          98,355
Other long-term liabilities ........................................................................    13,310          12,978
Minority interests .................................................................................     1,088           2,181

Commitments and contingencies (Note 3)

Stockholders' equity:
Series A Preferred Stock, $.01 par value, $100 liquidation preference; 1,000,000 shares authorized; 11,912 shares issued and
   outstanding at March 29, 1997 and June 29, 1996 .................................................      --              --
Common Stock, $.01 par value; 30,000,000 shares authorized;
   11,148,302 and 11,120,900 shares issued and outstanding at
   March 29, 1997 and June 29, 1996, respectively ..................................................       111             111
Capital in excess of par value .....................................................................    71,974          71,907
Retained earnings ..................................................................................     3,540          10,849
                                                                                                      --------        --------
     Total stockholders' equity ....................................................................    75,625          82,867

                                                                                                      $249,299        $231,557
                                                                                                      ========        ========

See notes to unaudited condensed consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                          Three Months Ended        Nine Months Ended
                                                                          ------------------        -----------------
                                                                           March         March       March         March
                                                                         29, 1997      30, 1996    29, 1997      30, 1996
                                                                         --------      --------    --------      --------
                                                                                    (as restated)              (as restated)
Revenues:
   Sales .............................................................   $  98,376    $ 100,208    $ 293,193    $ 294,292
   Management and other fees .........................................       2,570        3,006        7,623       10,627
                                                                         ---------    ---------    ---------    ---------
                                                                           100,946      103,214      300,816      304,919
                                                                         ---------    ---------    ---------    ---------

Costs and expenses:
   Cost of sales and operating expenses ..............................      84,360       85,743      254,749      248,209
   Selling, general and administrative expenses ......................      10,129        9,971       33,010       28,750
   Depreciation and amortization .....................................       5,609        4,724       16,549       12,865
   Impairment charges ................................................        --          5,711         --          5,711
   Merger costs ......................................................        --          2,900         --          2,900
                                                                         ---------    ---------    ---------    ---------
                                                                           100,098      109,049      304,308      298,435
                                                                         ---------    ---------    ---------    ---------

Income (loss) from operations ........................................         848       (5,835)      (3,492)       6,484
Other (expense) income:
   Interest expense ..................................................      (2,881)      (1,830)      (8,064)      (4,691)
   Interest income ...................................................         117           44          322          244
                                                                         ---------    ---------    ---------    ---------
Income (loss) before income taxes and minority interests .............      (1,916)      (7,621)     (11,234)       2,037
Income tax expense (benefit) .........................................        (667)      (1,490)      (3,910)       2,247
Minority interests ...................................................         (10)        (603)         (63)        (753)
                                                                         ---------    ---------    ---------    ---------
Net income (loss) ....................................................      (1,239)      (5,528)      (7,261)         543
Preferred Stock dividend .............................................        --           --             48         --
                                                                         ---------    ---------    ---------    ---------
Net income (loss) available for Common Stockholders ..................   $  (1,239)   $  (5,528)   $  (7,309)   $     543
                                                                         =========    =========    =========    =========

Earnings (loss)  per share:
   Primary ...........................................................   $   (0.11)   $   (0.56)   $   (0.66)   $    0.06
   Fully diluted .....................................................   $   (0.11)   $   (0.56)   $   (0.66)   $    0.06







See notes to unaudited condensed consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               Nine Months Ended March 29, 1997 and March 30, 1996
                                 (In thousands)
                                   (Unaudited)

                                                                               March         March
                                                                             29, 1997       30, 1996
                                                                             --------       --------
                                                                                          (as restated)
Cash flows from operating activities:
Net income (loss) ......................................................     ($ 7,309)     $    543
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization .......................................       16,549        12,865
   Impairment charges ..................................................         --           5,711
   Loss on sale of property and equipment ..............................         --             793
   Minority interests ..................................................          (63)         (753)
Changes in assets and liabilities:
   Accounts receivable .................................................       (8,919)      (19,016)
   Inventories .........................................................       (1,224)       (2,052)
   Other assets ........................................................       (6,078)       (7,263)
   Accounts payable and accrued expenses ...............................       15,910         4,769
   Other long-term liabilities .........................................          333         4,711
                                                                             --------      --------
     Net cash provided by operations ...................................        9,199           308

Cash flows from investing activities:
Purchase of property and equipment .....................................      (30,590)      (47,379)
Proceeds from sale of property and equipment ...........................        2,300           130
Investments in, and advances to, affiliates ............................       (2,538)       (4,712)
                                                                             --------      --------
     Net cash used in investing activities: ............................      (30,828)      (51,961)
                                                                             --------      --------

Cash flows from financing activities:
Increase in line-of-credit borrowing ...................................       11,950        37,955
Repayment of long-term debt ............................................       (3,242)         (980)
Proceeds from sale-leaseback facility ..................................        9,081        11,833
Other, net .............................................................           88         1,944
                                                                             --------      --------
     Net cash provided by financing activities .........................       17,877        50,752
                                                                             --------      --------

Net decrease in cash and cash equivalents ..............................       (3,752)         (901)

Cash and cash equivalents, beginning of period .........................       11,708        10,538
                                                                             --------      --------
Cash and cash equivalents, end of period ...............................     $  7,956      $  9,637
                                                                             ========      ========

Supplemental cash flow disclosures:
Interest  paid                                                               $  6,922      $  4,164
Income taxes paid                                                            $  1,303      $  4,834


During the nine months ended March 29, 1997 and March 30, 1996 the Company acquired certain equipment by entering into capital leases aggregating $1,756 and $3,330, respectively.

See notes to unaudited condensed consolidated financial statements.

                            DAKA INTERNATIONAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              Nine Months Ended March 29, 1997 and March 30, 1996
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

1.  Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of DAKA International, Inc. and its majority-controlled subsidiaries ("DAKA" or the "Company") including Daka, Inc. ("Daka"), Fuddruckers, Inc. ("Fuddruckers"), Champps Entertainment, Inc. ("CEI" or "Champps"), The Great Bagel and Coffee Company ("Great Bagel and Coffee") and Americana Dining Corp. ("ADC"). The accompanying March 30, 1996 unaudited condensed consolidated financial statements have been restated to reflect the business combination accounted for as a pooling-of-interests more fully described in Note 2 and the matters discussed under the caption
"Classifications" discussed below. Significant intercompany balances and transactions have been eliminated in consolidation.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996. The unaudited consolidated results of operations for the quarter and nine months ended March 29, 1997 and March 30, 1996 are not necessarily indicative of the results that could be expected for a full year.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to June 30. For purposes of these notes to the unaudited condensed consolidated financial statements, the quarter and nine months ended March 29, 1997 and March 30, 1996 are referred to as 1997 and 1996, respectively.

Classifications

Certain amounts related to the third quarter of 1996 have been reclassified from their presentation in such previously filed Form 10-Q to reflect further analysis performed by the Company related to the adoption of SFAS No. 121 and the write-down of reacquired franchise rights, investments and other assets. Such reclassifications had the effect of reducing the amounts reported as "impairment charges" as of March 30, 1996 by approximately $2,250 and increasing the amount reported as "cost of sales and operating expenses" by approximately $2,250. Certain other reclassifications have been made to the prior year's financial statements in order to conform to the 1997 presentation. These reclassifications had no effect on previously reported gross profit, income
(loss) before taxes and minority interests, net income (loss) or primary and fully diluted earnings (loss) per share.

Significant Estimates

In the process of preparing its financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives and recoverability of its assets such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and accruals for health insurance, workers' compensation and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a material effect on the Company's financial position or the results of operations.

Earnings (Loss) Per Share

Primary earnings (loss) per share are computed using the weighted average number of common and common equivalent shares (dilutive options) outstanding. The calculation of fully diluted earnings per share includes the shares issuable upon conversion of the Preferred Stock which amounted to approximately 264,700 shares in 1996, and the shares issuable upon conversion of the 7% Convertible Subordinated Notes (the "Notes") which amounted to 1,003,750 in 1996. Fully diluted earnings per share assumes that the Preferred Stock and Notes were converted into Common Stock as of the beginning of the fiscal year, unless they are anti-dilutive, and reflect the elimination of interest expense related to the Notes, net of the related income tax effect, and the elimination of dividends related to the Preferred Stock.

The weighted average number of shares used in the computation of earnings (loss) per share for 1997 and 1996 are as follows:

                       Three Months Ended             Nine Months Ended
                       ------------------             -----------------
                      March          March          March           March
                     29, 1997       30, 1996       29, 1997        30, 1996
                     --------       --------       --------        --------
                                  (as restated)                  (as restated)

Primary             11,148,302      9,802,236     11,140,536       9,513,250
Fully diluted       11,148,302      9,802,236     11,140,536      11,379,922

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which the Company will adopt in fiscal 1998. Had SFAS No. 128 been effective for the three and nine months ended March 29, 1997 and March 30, 1996, reported earnings
(loss) per share would have been as follows:

                       Three Months Ended             Nine Months Ended
                       ------------------             -----------------
                      March          March          March           March
                     29, 1997       30, 1996       29, 1997        30, 1996
                     --------       --------       --------        --------
Basic                 (0.11)         (0.56)          (0.66)           0.06
Diluted               (0.11)         (0.56)          (0.66)           0.06

Effective June 30, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on results from operations and earnings per share.

2.   Merger with The Great Bagel and Coffee Company

In April 1996, the Company merged with Great Bagel and Coffee whereupon Great Bagel and Coffee became a wholly-owned subsidiary of DAKA. The merger has been accounted for as a pooling-of-interests and, accordingly, the Company's previously issued unaudited condensed March 31, 1996 consolidated financial statements have been restated to include the accounts of Great Bagel and Coffee for all periods presented.

3.  Commitments and Contingencies

Litigation

On October 18, 1996, a purported class action lawsuit was filed in the United States District Court for the District of Massachusetts on behalf of persons who acquired the Company's stock between October 30, 1995 and September 9, 1996 (Venturino et al. V. DAKA International, Inc. And William H. Baumhauer, Civil Action No. 96-12109-GAO). The complaint alleges violations of federal and state securities laws by, among other things, allegedly misrepresenting and/or omitting material information concerning the results and prospects of Fuddruckers during that period and seeks compensatory damages and reasonable costs and expenses, including counsel fees. Contrary to earlier indications, counsel for the plaintiffs have informed the Company that they do not intend to amend the complaint and the parties have agreed that the Company will have until May 22, 1997 to answer or otherwise respond to the original pending complaint. The Company believes that the case is without merit and intends to defend itself vigorously.

The Company is also engaged in various other legal actions arising in the ordinary course of business. The Company believes, based upon consultation with legal counsel, that the ultimate outcome will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Letters of Credit

As of March 29, 1997, the Company has approximately $3.0 million of outstanding letters of credit. The outstanding letters of credit reduce the Company's borrowing capacity under its line-of-credit agreement (see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).

4.  Debt

On February 7, 1997, the Company amended its revolving line-of-credit agreement (the "February Agreement") principally to reduce the Company's borrowing limit to $115 million, change the maturity date to January 2, 1998, and amend certain loan covenants. On May 7, 1997, the Company renegotiated certain terms and conditions of the February Agreement (the "May Agreement", collectively, the "Agreements") whereby the Company's borrowing limit will be sequentially reduced to $72.5 million by March 31, 1998, the maturity date was extended to April 2, 1998, and certain loan covenants were amended. The Agreements require the Company to reduce its borrowing limit and to repay principal balances as follows:

                                                                                                   Borrowing
Date                                                Amount           Limit
----                                                ------           -----
May 31, 1997 ................................   $ 5.0 million   $110.0 million
June 30, 1997 ...............................    10.0 million    100.0 million
July 31, 1997 ...............................     0.5 million     99.5 million
August 31, 1997 .............................     0.5 million     99.0 million
September 30, 1997 ..........................     0.5 million     98.5 million
October 31, 1997 ............................     1.0 million     97.5 million
November 30, 1997 ...........................     2.5 million     95.0 million
December 31, 1997 ...........................     5.0 million     90.0 million
January 31, 1998 ............................     5.0 million     85.0 million
February 28, 1998 ...........................     5.0 million     80.0 million
March 31, 1998 ..............................     7.5 million     72.5 million
                                                -------------    -------------
  ...........................................   $42.5 million
                                                =============


Accordingly, the Company has classified approximately $31.1 million of outstanding borrowings as current in the balance sheet as of March 29, 1997. At March 29, 1997, the Company had available borrowings under the Agreements of approximately $11.4 million.

5.  Segment Information

The Company operates in the contract foodservice management and restaurant industries. The table below presents selected results of operations for the Company's businesses for the quarter and nine months ended March 29, 1997 and March 30, 1996, respectively.

                                                                                 Three Months Ended             Nine Months Ended
                                                                                 ------------------             -----------------
                                                                                  March          March       March        March
                                                                                29, 1997       30, 1996     29, 1997     30, 1996
                                                                                --------       --------     --------     --------
                                                                                            (as restated)             (as restated)
Revenues:
   Sales from profit and loss contracts ........................................$ 48,038      $ 55,883      $144,728      $165,987
   Management and other fees ...................................................   1,348         1,517         3,730         4,099
   Restaurant sales - Fuddruckers ..............................................  34,670        32,058       102,790        96,788
   Franchising income - Fuddruckers ............................................   1,001         1,174         2,856         5,755
   Restaurant sales - Champps ..................................................  14,300        11,591        41,847        29,612
   Franchising income - Champps ................................................     120           141           385           427
   Unit sales - Specialty Concepts .............................................   1,368           676         3,828         1,905
   Franchising income - Specialty Concepts .....................................     101           174           652           346
                                                                                --------      --------      --------      --------
     Total revenues ........................................................... $100,946      $103,214      $300,816      $304,919
                                                                                ========      ========      ========      ========

Foodservice:
   Sales from profit and loss contracts ........................................$ 48,038      $ 55,883      $144,728      $165,987
   Operating expenses:
     Labor costs ...............................................................  16,212        20,807        48,997        57,060
     Product costs .............................................................  17,123        20,240        53,043        60,251
     Other operating expenses ..................................................   7,000         8,136        21,170        24,169
     Depreciation and amortization .............................................   1,509         1,490         4,236         4,163
     Impairment charges ........................................................    --           3,198          --           3,198
                                                                                --------      --------      --------      --------
   Income from profit and loss contracts .......................................   6,194         2,012        17,282        17,146
   Management and other fees ...................................................   1,348         1,517         3,730         4,099
                                                                                --------      --------      --------      --------
   Income from foodservice operations ..........................................   7,542         3,529        21,012        21,245
                                                                                --------      --------      --------      --------

Fuddruckers:
   Sales from restaurant operations ............................................  34,670        32,058       102,790        96,788
   Operating expenses:
     Labor costs ...............................................................  10,261         9,247        31,285        27,487
     Product costs .............................................................   9,280         8,900        28,373        27,028
     Other operating expenses ..................................................  11,005         8,054        32,408        25,790
     Depreciation and amortization .............................................   2,471         2,001         7,172         5,650
     Impairment charges ........................................................    --           2,450          --           2,450
                                                                                --------      --------      --------      --------

   Income from restaurant operations ...........................................   1,653         1,406         3,552         8,383
   Franchising income - Fuddruckers ............................................   1,001         1,174         2,856         5,755
                                                                                --------      --------      --------      --------
   Income from restaurant and franchising operations ...........................   2,654         2,580         6,408        14,138
                                                                                --------      --------      --------      --------


                                                                                 Three Months Ended          Nine Months Ended
                                                                                 ------------------          -----------------
                                                                                  March          March       March        March
                                                                                29, 1997       30, 1996     29, 1997     30, 1996
                                                                                --------       --------     --------     --------
                                                                                            (as restated)             (as restated)
Champps:
   Sales from restaurant operations ............................................  14,300        11,591        41,847        29,612
   Operating expenses:
     Labor costs ...............................................................   4,531         3,852        13,629         9,766
     Product costs .............................................................   4,108         3,331        12,100         8,489
     Other operating expenses ..................................................   3,353         2,599         9,814         6,645
     Depreciation and amortization                                                 1,122           957         3,447         2,324
     Impairment charges                                                             --              63          --              63
     Merger costs ..............................................................    --           2,900          --           2,900
                                                                                --------      --------      --------      --------
   Income (loss) from restaurant operations ....................................   1,186        (2,111)        2,857          (575)
   Franchising income - Champps ................................................     120           141           385           427
                                                                                --------      --------      --------      --------
   Income (loss) from restaurant and franchising
     operations ................................................................   1,306        (1,970)        3,242          (148)
                                                                                --------      --------      --------      --------

Specialty Concepts:
   Sales from unit operations ..................................................   1,368           676         3,828         1,905
   Operating expenses:
     Labor costs ...............................................................     713           169         1,770           435
     Product costs .............................................................     384           298         1,092           817
     Other operating expenses ..................................................     390           110         1,068           272
     Depreciation and amortization                                                   289            23           574            73
                                                                                --------      --------      --------      --------
   Income (loss) from unit operations ..........................................    (408)           76          (676)          308
   Franchising income - Specialty Concepts .....................................     101           174           652           346
                                                                                --------      --------      --------      --------
   Income (loss) from unit and franchising operations ..........................    (307)          250           (24)          654
                                                                                --------      --------      --------      --------


Income from operations before selling,
  general and administrative expenses ..........................................  11,195         4,389        30,638        35,889
                                                                                --------      --------      --------      --------

Selling, general and administrative expenses (1):
   Foodservice .................................................................   1,909         2,361         6,095         6,671
   Fuddruckers .................................................................   3,040         2,859        10,284         8,974
   Champps .....................................................................     769         1,095         2,650         2,850
   Specialty Concepts ..........................................................     598           122         1,819           302
   Corporate ...................................................................   4,031         3,787        13,282        10,608
                                                                                --------      --------      --------      --------
     Total .....................................................................  10,347        10,224        34,130        29,405
                                                                                --------      --------      --------      --------

Operating income (loss) ........................................................     848        (5,835)       (3,492)        6,484
Interest expense ...............................................................  (2,881)       (1,830)       (8,064)       (4,691)
Interest income ................................................................     117            44           322           244
                                                                                --------      --------      --------      --------
Income (loss) before income taxes and minority interests .......................  (1,916)       (7,621)      (11,234)         2,037
Income tax expense (benefit) ...................................................    (667)       (1,490)       (3,910)         2,247
Minority interests .............................................................     (10)         (603)          (63)         (753)
                                                                                --------      --------      --------      --------
Net income (loss) ..............................................................  (1,239)       (5,528)       (7,261)          543
Preferred Stock dividend .......................................................    --            --             (48)         --
                                                                                --------      --------      --------      --------
Net income (loss) available for common
  stockholders .................................................................$ (1,239)     $ (5,528)     $ (7,309)     $    543
                                                                                ========      ========      ========      ========

(1) Includes depreciation expense of $218, $253, $1,120 and $655 for the quarters and nine months ended March 29, 1997 and March 30, 1996, respectively.

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

Summary

The Company recorded a net loss for the three months ended March 29, 1997, of $1.2 million, or $0.11 per share, compared with net income of $1.8 million, or $0.17 per share (on a fully diluted basis), excluding impairment charges and merger costs, for the same period last year. The Company also reported a net loss of $7.3 million, or $0.66 per share, for the first nine months of fiscal 1997 compared with net income of $5.4 million, or $0.52 per share (on a fully diluted basis), excluding impairment charges and merger costs, for the first nine months of fiscal 1996.

Total revenues for the three and nine months ended March 29, 1997, decreased 2.2% to $100.9 million and 1.3% to $300.8 million, respectively, compared with $103.2 million and $304.9 million, respectively, in the same periods last year.

Income (loss) from operations, excluding impairment charges and merger costs, in fiscal 1996, declined 69% to $848 for the current quarter compared with $2,776 a year ago. This decrease was primarily attributable to lower foodservice revenues, lower average store sales in the Fuddruckers segment which reduced the Company's ability to leverage fixed costs, and poor operating results in the Specialty Concepts segment principally related to its operations in non-traditional foodservice venues, offset, in part, by higher sales in Champps and improved operating margins in the foodservice and Champps segments.

Income (loss) from operations, excluding impairment charges and merger costs, in fiscal 1996, were $3,492 for the first nine months of fiscal 1997 compared with $15,095 in the same period a year ago. This decrease was primarily attributable to lower foodservice revenues, lower average store sales in the Fuddruckers segment which reduced the Company's ability to leverage fixed costs, lower Fuddruckers franchise income, poor operating results in the Specialty Concepts segment and higher SG&A costs, offset, in part, by higher sales in Champps due to one new store being opened between periods.

The results of the prior year third quarter and nine months results have been restated to reflect the Company's merger with Great Bagel and Coffee which was accounted for as a pooling-of-interests.

On May 7, 1997, the Company renegotiated certain terms and conditions of its existing line-of-credit facility (see Financial Condition and Liquidity and Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $0.1 million and $4.7 million, respectively, to $10.3 million and $34.1 million for the three and nine months ended March 29, 1997. These increases primarily reflect the impact of costs associated in the current year with the terminated venture with Kmart, increased marketing costs for Fuddruckers, higher overhead, including severance costs, associated with the Specialty Concepts segment and ongoing investment in divisional infrastructures. Selling, general and administrative expenses expressed as a percentage of managed volume, which includes managed volume in the foodservice business as well as sales at Company-owned Fuddruckers, Champps and Specialty Concepts locations, increased to 8.2% and 9.2% for the three and nine months ended March 29, 1997, respectively, compared with 8.0% and 7.9% for the same periods last year. The Company expects to lower the absolute level of selling, general and administrative expenses over the balance of fiscal 1997 as its near-term expansion plans have been moderated and the effect of certain events described herein are not expected to continue to impact operations. Subsequent to the end of the quarter, the Company has taken certain actions, including the elimination of 35 positions in the corporate office, to further reduce its general and administrative expenses. The Company believes these actions should reduce its general and administrative expenses on an on-going basis by approximately $1.8 million.

Interest Expense

Interest expense increased approximately $1.1 million and $3.4 million to $2.9 million and $8.1 million, respectively, during the three and nine months ended March 29, 1997, compared with $1.8 million and $4.7 million a year ago. These increases reflect higher levels of borrowings during the current year coupled with higher borrowing rates and costs associated with the Company's October 1996 and February 1997 amended and restated credit agreements (see Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements). The Company has used the line-of-credit to finance capital expenditures and working capital requirements for new and existing Company-owned restaurants, foodservice client facilities and corporate infrastructure.

Income Taxes

The Company's effective tax benefit rate was approximately 35% for the three and nine months ended March 29, 1997, respectively, compared with an effective tax benefit rate of approximately 20% and an effective tax expense rate of approximately 110% for the comparable periods last year. The effective tax rate reflects the federal tax benefit expected to be received by the Company. No benefit has been provided on state operating losses where such losses cannot be carried back by the Company.

Earnings (Loss) Per Share

Primary and fully diluted earnings (loss) per share, excluding impairment expenses and merger costs, decreased significantly for the three and nine months ended March 29, 1997 compared with the same periods last year primarily reflecting the significant losses incurred in fiscal 1997.

The following tables set forth, for the periods presented, certain financial information for the Company's business segments. For further information relating to the businesses, see Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements.

Foodservice

                                                                                 Three Months Ended          Nine Months Ended
                                                                                 ------------------          -----------------
                                                                                  March          March       March        March
                                                                                29, 1997       30, 1996     29, 1997     30, 1996
                                                                                --------       --------     --------     --------
                                                                                            (as restated)             (as restated)
Managed volume:
   Management fee contracts ....................................................$  27,504     $  27,907     $  76,355     $  80,038
   Profit and loss contracts ...................................................   48,038        55,883       144,728       165,987
                                                                                ---------     ---------     ---------     ---------
     Total managed volume ......................................................$  75,542     $  83,790     $ 221,083     $ 246,025
                                                                                =========     =========     =========     =========

Sales from profit and loss contracts ...........................................    100.0%        100.0%        100.0%       100.0%
Operating expenses:
   Labor costs .................................................................    (33.7)        (37.2)        (33.9)       (34.4)
   Product costs ...............................................................    (35.6)        (36.2)        (36.7)       (36.3)
   Other operating expenses ....................................................    (14.6)        (14.6)        (14.6)       (14.6)
   Depreciation and amortization                                                     (3.1)         (2.7)         (2.9)        (2.5)
   Impairment charges ..........................................................    --             (5.7)        --            (1.9)
                                                                                ---------     ---------     ---------    ---------
Income from profit and loss contracts ..........................................     13.0%          3.6%         11.9%        10.3%
                                                                                =========     =========     =========    =========

Income  from  profit  and  loss  contracts .....................................$   6,194     $   2,012     $  17,282    $  17,146
Management  and other fees .....................................................    1,348         1,517         3,730        4,099
                                                                                ---------     ---------     ---------    ---------
Income  from  foodservice operations ...........................................$   7,542     $   3,529     $  21,012    $  21,245
                                                                                =========     =========     =========    =========

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

Managed volume in the foodservice segment decreased approximately $8.2 million, or 9.8%, to $75.5 million for the three months ended March 29, 1997 compared with $83.8 million in the comparable quarter of 1996. For the nine months ended March 29, 1997, managed volume decreased approximately $24.9 million, or 10.1%, to $221.1 million compared with $246.0 million in 1996. The decrease in managed volume reflects the impact of a net reduction in contracts in fiscal 1997 offset, in part, by higher same location foodservice sales volumes. Prior to 1996, the Company had increased its managed volumes primarily through the acquisition of contracts and other foodservice businesses. Given the Company's limited financial resources in the current year, there have been no such acquisitions in 1997 and none are presently anticipated.

Income from foodservice operations, excluding impairment expenses, increased 12.1% to $7.5 million for the three months ended March 29, 1997 compared with $6.7 million in the comparable quarter of 1996. For the three months ended March 29, 1997, operating margins, excluding impairment charges, expressed as a percentage of sales increased 3.7% resulting from lower labor and product costs offset, in part, by higher depreciation and amortization expenses. Income from foodservice operations, excluding impairment charges, decreased 14.0% to $21.0 million for the nine months ended March 29, 1997, compared with $24.2 million for the comparable period last year. Operating margins, excluding impairment charges, expressed as a percentage of sales, for the first nine months of fiscal 1997 decreased 0.3% reflecting the impact of higher product, depreciation and amortization costs offset, in part, by lower labor costs.

Fuddruckers

                                                                                 Three Months Ended           Nine Months Ended
                                                                                 ------------------           -----------------
                                                                                  March          March       March         March
                                                                                29, 1997       30, 1996     29, 1997      30, 1996
                                                                                --------       --------     --------      --------
                                                                                             (as restated)             (as restated)
Restaurant sales ...............................................................$  34,670      $  32,058   $ 102,790      $ 96,780

Sales from Fuddruckers-owned restaurants .......................................    100.0%         100.0%      100.0%        100.0%
Operating expenses:
   Labor costs .................................................................    (29.6)         (28.8)      (30.4)        (28.4)
   Product costs ...............................................................    (26.8)         (27.8)      (27.6)        (27.9)
   Other operating expenses ....................................................    (31.7)         (25.1)      (31.5)        (26.6)
   Depreciation and amortization ...............................................     (7.1)          (6.2)       (7.0)         (5.8)
   Impairment charges ..........................................................     --             (7.6)       --            (2.5)
                                                                                ---------      ---------   ---------      --------
Income from restaurant operations ..............................................      4.8%           4.5%        3.5%          8.8%
                                                                                =========      =========   =========      ========

Income from restaurant operations ..............................................$   1,653      $   1,406    $  3,552      $  8,383
Franchising income .............................................................    1,001          1,174       2,856         5,755
                                                                                ---------      ---------   ---------      --------
Income from restaurant and franchising operations ..............................$   2,654      $   2,580    $  6,408      $ 14,138
                                                                                =========      =========    ========      ========
Number of restaurants (end of period):
   Fuddruckers-owned                                                                                             122           115
   Franchised                                                                                                     79            76
                                                                                                            --------      --------
     Total restaurants                                                                                           201           191
                                                                                                            ========      ========


Sales from Fuddruckers-owned restaurants increased approximately $2.6 million, or 8.1%, to $34.7 million for the three months ended March 29, 1997 compared with $32.1 million for the comparable period last year. For the first nine months of fiscal 1997, sales increased approximately $6.0 million, or 6.2%, to $102.8 million compared with $96.8 million for the comparable period last year. These increases reflect the net addition of nine new Fuddruckers-owned restaurants during the periods offset primarily by a 3.1% and 7.7% decline in comparable restaurant sales for the quarter and first nine months of fiscal 1997, respectively, and lower per restaurant average sales volumes within the Fuddruckers segment compared to last year.

Income from restaurant operations, excluding impairment charges, for the three months ended March 29, 1997 decreased approximately $2.2 million, or 57.1%, to $1.7 million compared with $3.9 million a year ago. Income from restaurant operations, excluding impairment charges, for the first nine months of fiscal 1997 decreased approximately $7.3 million, or 67.2%, to $3.6 million compared with $10.8 million a year ago. Operating margins continue to be negatively impacted by poor sales levels, higher labor and other operating costs, and higher depreciation and amortization expenses offset, in part, by the impact of new menu changes, a 3% price increase effective in early December, 1996 and improved product costs.

Franchise income decreased approximately $0.2 million and $2.9 million for the three and nine months ended March 29, 1997, respectively. During the first nine months of fiscal 1997, the Company did not execute any international multi-unit development agreements. Royalty income from domestic franchised restaurants remained consistent for the quarter and first nine months of fiscal 1997 compared to last year.

Champps

                                                                            Three Months Ended               Nine Months Ended
                                                                            ------------------               -----------------
                                                                           March          March            March            March
                                                                         29, 1997       30, 1996         29, 1997         30, 1996
                                                                         --------       --------         --------         --------
                                                                                      (as restated)                    (as restated)
Restaurant sales .....................................................  $  14,300      $  11,591        $  41,847        $  29,612

Sales from Champps-owned restaurants .................................      100.0%         100.0%           100.0%           100.0%
Operating expenses:
   Labor costs .......................................................      (31.7)         (33.2)           (32.6)           (33.0)
   Product costs .....................................................      (28.7)         (28.7)           (28.9)           (28.7)
   Other operating expenses ..........................................      (23.5)         (22.4)           (23.5)           (22.4)
   Depreciation and amortization
                                                                             (7.8)          (8.3)            (8.2)            (7.8)
   Merger costs ......................................................       --            (25.0)            --               (9.8)
                                                                        ---------      ---------        ---------        ---------
Income (loss)  from restaurant operations ............................        8.3%         (17.6)%            6.8%            (1.7)%
                                                                        =========      =========        =========        =========

Income (loss) from restaurant operations .............................  $   1,186      $  (2,111)       $   2,857        $    (575)
Franchising income ...................................................        120            141              385              427
                                                                        ---------      ---------        ---------        ---------
Income (loss) from restaurant and franchising operations .............  $   1,306      $  (1,970)       $   3,242        $    (148)
                                                                        =========      =========        =========        =========

Number of restaurants (end of period):
   Champps-owned .....................................................                                         11                9
   Franchised ........................................................                                         10               10
                                                                                                        ---------        ---------
     Total restaurants                                                                                         21               19
                                                                                                        =========        =========

Sales in Champps-owned restaurants increased approximately $2.7 million, or 23.4%, to $14.3 million for the three months ended March 29, 1997, compared with $11.6 million a year ago. For the first nine months of fiscal 1997, sales increased approximately $12.2 million, or 41.3%, to $41.8 million compared with $29.6 million a year ago. These increases primarily reflect the addition of six new Champps-owned restaurants in fiscal 1996 (open for all of 1997), one new Champps-owned restaurant opened in 1997, continued positive quarterly increases in comparable restaurant sales and higher per restaurant average sales volumes for the quarter and first nine months of fiscal 1997.

Income from restaurant operations, excluding merger costs, for the three months ended March 29, 1997 increased approximately $0.4 million, or 50.3%, to $1.2 million compared with $0.8 million a year ago. Income from restaurant operations, excluding merger costs, for the first nine months of fiscal 1997 increased approximately $0.5 million, or 22.9%, to $2.9 million compared with $2.3 million a year ago. Operating margins for the three and nine months ended March 29, 1997, continue to be directly impacted by the increase in comparable restaurant sales and improved product costs offset, in part, by higher other operating expenses, depreciation and amortization expenses associated with new store openings and pre-opening costs.

Specialty Concepts

                                                                             Three Months Ended           Nine Months Ended
                                                                             ------------------           -----------------
                                                                            March          March           March           March
                                                                          29, 1997       30, 1996         29, 1997       30, 1996
                                                                          --------       --------         --------       --------
                                                                                       (as restated)                   (as restated)
Unit sales ..............................................................$  1,368       $    676        $   3,828        $  1,905

Sales from unit operations ..............................................   100.0%         100.0%           100.0%          100.0%
Operating expenses:
   Labor costs ..........................................................   (52.1)         (25.0)           (46.2)          (22.8)
   Product costs ........................................................   (28.1)         (44.1)           (28.5)          (42.9)
   Other operating expenses .............................................   (28.5)         (16.3)           (27.9)          (14.3)
   Depreciation and amortization ........................................   (21.1)          (3.4)           (15.0)           (3.8)
                                                                         --------       --------         --------        --------
Income (loss) from unit operations ......................................   (29.8)%         11.2%           (17.7)%          16.2%
                                                                         ========       ========         ========        ========

Income (loss) from unit operations ......................................$   (408)      $     76         $   (676)       $    308
Franchising income ......................................................     101            174              652             346
                                                                         --------       --------         --------        --------
Income (loss) from unit and franchising operations ......................$   (307)      $    250         $    (24)       $    654
                                                                         ========       ========         ========        ========


Sales in Specialty Concepts units increased approximately $0.7 million and $1.9 million to $1.4 million and $3.8 million, respectively, for the three and the nine months ended March 29, 1997 compared with $0.7 million and $1.9 million for the comparable three and nine months last year. These increases reflect the expansion initiatives in nontraditional foodservice venues in late fiscal 1996 and throughout fiscal 1997. Operating results within the Specialty Concepts segment remained unprofitable in fiscal 1997 due to higher operating costs in the Fudd Cafe units and the development and construction of the Company's "Leo's Deli" concept. The Company is currently evaluating its strategic options regarding this segment as a whole. Prior year quarterly and nine month results, which were immaterial for reporting purposes in fiscal 1996, except for Great
Bagel and Coffee, were combined within the foodservice and Fuddruckers operations. At March 29, 1997, Specialty Concepts consisted of six Fudd Cafes, three Company-owned and approximately 25 franchised Great Bagel and Coffee units and over 400 French Quarter Coffee locations.

                        FINANCIAL CONDITION AND LIQUIDITY

At March 29, 1997, the Company had negative working capital of $6.7 million, a decrease of $35.3 million compared to working capital of $28.6 million at June 29, 1996. The decrease in working capital is principally due to the change in current maturities of its long-term debt offset, in part, by working capital provided by increases in accounts payable. Capital expenditures for restaurant expansion during the quarter and first nine months of fiscal 1997 were funded primarily through $9.4 million of existing sale-leaseback and equipment financing facilities, while corporate capital expenditures were funded primarily through the Company's existing line-of-credit facility.

On February 7, 1997, the Company amended its revolving line-of-credit agreement (the "February Agreement"). Under the February Agreement, the Company's borrowing limit was reduced to $115 million, the maturity date was extended to January 2, 1998, and its loan covenants amended. On May 7, 1997, the Company renegotiated certain terms and conditions of its February Agreement (the "May Agreement" collectively the "Agreements") whereby the Company's borrowing limit will be further reduced to $72.5 million by March 31, 1998, the maturity date extended to April 2, 1998, and certain loan covenants amended. The Agreements require certain principal repayments and further reductions in the Company's borrowing limits (see Note 4 to Unaudited Condensed Consolidated Financial Statements).

Accordingly, the Company has classified approximately $32.1 million of outstanding borrowings as current in the balance sheet as of March 29, 1997. At March 29, 1997, the Company had available borrowings under the February Agreement of approximately $11.4 million.

At March 29, 1997, the Company had three new Champps-owned restaurants under construction and two Champps restaurants under development which are expected to open in fiscal 1997 and the first half of fiscal 1998, respectively. The Company had no new Fuddruckers-owned restaurants under construction or development. There are no other restaurant expansion or development efforts planned by the Company for the balance of fiscal 1997 or the first half of fiscal 1998. The
Company will continue to make improvements at existing restaurants and facilities of its foodservice clients, and will continue to invest in improved data processing systems, pursuant to the terms and conditions of its May Agreement.

The Company has been exploring a number of strategic alternatives to improve performance and increase shareholder value. While no agreement has been reached with respect to any particular strategic alternative, the Company currently expects to be in a position to announce specific initiatives before the end of fiscal 1997. There can be no assurance, however, that the Company will be able to reach any agreement or complete any transaction. Currently, management believes that the curtailment  of  restaurant  expansion, improved  cash flows  from  operations, existing cash balances and working
capital,  available  sale-leaseback financing and  equipment   financing
will  provide  sufficient   liquidity  to  meet  its obligations, fund
capital expenditures and service debt requirements as outlined in the Agreements.

                           PART II - OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

(a)     Exhibits

10.26 Second Amendment Agreement, dated as of May 7, 1997, among DAKA International, Inc. Subsidiary Guarantors, The Chase Manhattan Bank, N.A., Fleet National Bank, Mellon Bank, N.A. and The First National Bank of Boston.

11      Computation Regarding Per Share Earnings


(b)     Reports on Form 8-K

        There were no reports on Form 8-K filed during the quarter ended March 29, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DAKA INTERNATIONAL, INC.
                                             (Registrant)

                                 By:    /s/Donald C. Moore
                                        --------------------------------
                                           Donald C. Moore
                                           Chief Financial Officer
                                          (Principal Financial and Principal
                                           Accounting Officer)




Date:    May 12, 1997